Form 10-Q
period 2013-04-30
Rally Software Development Corp
filed 2013-06-13
CIK 1313911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-35868

RALLY SOFTWARE DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-1597294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3333 Walnut Street

Boulder, Colorado 80301

(Address of principal executive offices, including zip code)

(303) 565-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On June 10, 2013, the registrant had 23,982,643 shares of common stock, $0.0001 par value per share, outstanding.

RALLY SOFTWARE DEVELOPMENT CORP.

FORM 10-Q

Quarterly Period Ended April 30, 2013

Rally, the Rally logo and other trademarks or service marks of Rally Software Development Corp. appearing in this Quarterly Report on Form 10-Q are the property of Rally Software Development Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 30, 2013	January 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,647	$17,609
Accounts receivable, net	11,743	16,318
Other receivables	40	288
Prepaid expenses and other current assets	3,201	1,912
Total current assets	118,631	36,127
Property and equipment, net	7,582	4,156
Goodwill	2,282	—
Other assets	388	1,572
Total assets	$128,883	$41,855
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,345	$1,945
Accrued liabilities	3,341	3,062
Deferred revenue	34,926	32,984
Other current liabilities	535	727
Total current liabilities	42,147	38,718
Deferred revenue, net of current portion	5,058	5,206
Deferred rent expense, net of current portion	929	939
Warrants for redeemable convertible preferred stock, at estimated fair value	—	1,604
Total liabilities	48,134	46,467
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value per share:
Series E redeemable convertible preferred stock:
At April 30, 2013 and January 31, 2013, authorized, zero and 1,600,000 shares, respectively; issued and outstanding, zero and 1,553,393 shares, respectively (liquidation value of $20,000 at January 31, 2013)	—	19,882
Series D redeemable convertible preferred stock:
At April 30, 2013 and January 31, 2013, authorized, zero and 2,247,941 shares, respectively; issued and outstanding, zero and 2,226,860 shares, respectively (liquidation value $15,850 at January 31, 2013)	—	15,803
Series A-1 redeemable convertible preferred stock:
At April 30, 2013 and January 31, 2013, authorized, zero and 3,409,977 shares, respectively; issued and outstanding, zero and 3,368,552 shares, respectively (liquidation value of $8,421 at January 31, 2013)	—	8,395
Series B redeemable convertible preferred stock:
At April 30, 2013 and January 31, 2013, authorized, zero and 2,882,062 shares, respectively; issued and outstanding, zero and 2,836,586 shares, respectively (liquidation value of $7,985 at January 31, 2013)	—	7,957
Series C redeemable convertible preferred stock:
At April 30, 2013 and January 31, 2013, authorized, zero and 4,531,291 shares, respectively; issued and outstanding, zero and 4,350,478 shares, respectively (liquidation value of $16,412 at January 31, 2013)	—	16,373
Total redeemable convertible preferred stock	—	68,410
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share. At April 30, 2013 and January 31, 2013, authorized, 10,000,000 and zero, respectively; issued and outstanding, zero shares	—	—
Common stock, $0.0001 par value per share. At April 30, 2013 and January 31, 2013, authorized, 200,000,000 and 50,000,000 shares, respectively; issued and outstanding, 23,923,986 and 2,398,895 shares, respectively	3	1
Additional paid-in capital	162,071	2,503
Accumulated deficit	(81,319)	(75,529)
Accumulated other comprehensive (loss) income	(6)	3
Total stockholders’ equity (deficit)	80,749	(73,022)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$128,883	$41,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2013	2012
Revenue:
Subscription and support	$13,373	$9,530
Perpetual license	629	1,611
Total product revenue	14,002	11,141
Professional services	2,047	1,837
Total revenue	16,049	12,978
Cost of revenue (1):
Product	1,684	1,153
Professional services	1,873	1,586
Total cost of revenue	3,557	2,739
Gross profit	12,492	10,239
Operating expenses (1):
Sales and marketing	8,835	7,005
Research and development	5,079	3,041
General and administrative	3,854	2,302
Sublease termination income	—	(839)
Total operating expenses	17,768	11,509
Loss from operations	(5,276)	(1,270)
Other (expense) income:
Interest and other income	13	2
Interest expense	(462)	(438)
Loss on foreign currency transactions and other gain (loss)	(19)	(15)
Loss before provision for income taxes	(5,744)	(1,721)
Provision for income taxes	(46)	—
Net loss	$(5,790)	$(1,721)
Net loss per share:
Basic and diluted	$(0.98)	$(0.86)
Weighted-average shares outstanding:
Basic and diluted	5,904	1,991

(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Cost of product revenue	$66	$3
Cost of professional services revenue	19	4
Sales and marketing	105	37
Research and development	224	27
General and administrative	170	118
	$584	$189

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended April 30,
	2013	2012
Net loss	$(5,790)	$(1,721)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	10
Comprehensive loss	$(5,799)	$(1,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended April 30,
	2013	2012
Cash flow from operating activities:
Net loss	$(5,790)	$(1,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	638	441
Noncash stock-based compensation expense	584	189
Noncash interest expense	462	438
Noncash sublease termination income	—	(839)
Changes in operating assets and liabilities:
Accounts receivable	4,575	56
Other receivables	251	(40)
Prepaid expenses and other current assets	(1,264)	(529)
Other assets	(61)	(30)
Accounts payable and accrued liabilities	370	(122)
Deferred revenue	1,793	2,606
Other current liabilities	(192)	(313)
Deferred rent expense, net of current portion	(9)	1,170
Net cash provided by operating activities	1,357	1,306
Cash flows from investing activities:
Purchase of property and equipment	(2,142)	(252)
Purchase of Flowdock Oy, net of cash received	(2,857)	—
Proceeds from sale of assets	—	5
Net cash used in investing activities	(4,999)	(247)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	89,838	—
Proceeds from exercise of common stock options	261	21
Deferred offering costs	(419)	—
Payments on capital lease obligations	—	(11)
Net cash provided by financing activities	89,680	10
Net increase in cash and cash equivalents	86,038	1,069
Cash and cash equivalents-beginning of period	17,609	19,452
Cash and cash equivalents-end of period	$103,647	$20,521
Supplementary information:
Cash paid for interest	$—	$1
Cash paid for income taxes	12	—
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$68,410	—
Conversion of preferred stock warrants to common stock warrants	2,066	—
Common stock issued as partial consideration for purchase of Flowdock Oy	1,293	—
Property and equipment purchases in accounts payable	134	72
Deferred offering costs included in accounts payable	1,191	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Description and Nature of Business and Operations

Rally Software Development Corp. (we, our or us) is a provider of cloud-based solutions for managing Agile software development. Our platform transforms the way organizations manage the software development lifecycle by enabling close alignment of software development and strategic business objectives, facilitating collaboration, increasing transparency, and automating manual processes. Organizations use our solutions to accelerate the pace of innovation, improve productivity and more effectively adapt to rapidly-changing customer needs and competitive dynamics. Our enterprise-class platform is extensible, cost-effective and designed to be easy to use. Agile is a software development methodology characterized by short, iterative and highly-adaptable development cycles. We also provide consulting services to help customers adopt and succeed with Agile software development practices as well as to learn to use our solutions.

Our headquarters are located in Boulder, Colorado. We were incorporated in Delaware on July 12, 2001. At April 30, 2013, we had six subsidiaries: Rally Software Development International Corp. (RSDI); Rally Software Development Australia Pty Limited; Rally Software Development Netherlands B.V.; Rally Software Development Canada B.C. Ltd.; Rally Singapore Pte Ltd.; and Flowdock Oy.

Our fiscal year ends on January 31. Our fiscal quarters end April 30, July 31, October 31 and January 31.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The results of operations for the three months ended April 30, 2013 are not necessarily indicative of the results to be expected for the year ending January 31, 2014 or for other interim periods or future years. The condensed consolidated balance sheet as of January 31, 2013 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus dated April 11, 2013, filed with the Securities and Exchange Commission (SEC) on April 12, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Securities Act).

(b) Initial Public Offering

On April 17, 2013, we closed our initial public offering (IPO) of 6,900,000 shares of common stock, including 900,000 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in our IPO was $14.00 per share. All outstanding shares of our redeemable convertible preferred stock converted to 14,335,869 shares of common stock and all outstanding preferred stock warrants converted into warrants to purchase common stock at the closing of our IPO. Our shares of common stock are traded on the New York Stock Exchange under the symbol “RALY”. We received proceeds from our IPO of $89.8 million, net of underwriting discounts and commissions, but before offering expenses of $2.9 million. Deferred offering expenses at January 31, 2013 of $1.5 million were recorded as other assets. These offering expenses, and additional expenses incurred from February 2013 through the closing of our IPO of approximately $1.4 million, have been reclassified as additional paid-in capital. Approximately $1.2 million of deferred offering costs is in accounts payable as of April 30, 2013.

(c) Reverse Stock Split

On March 27, 2013, our Board of Directors approved a 1-for-2.5 reverse stock split of our then-outstanding common stock and redeemable convertible preferred stock. The reverse stock split became effective upon filing of an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on April 1, 2013. Upon the effectiveness of the reverse stock split, (i) every two and one-half shares of then-outstanding common stock and redeemable convertible preferred stock were decreased to one

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

share of common stock and redeemable convertible preferred stock, respectively, (ii) the number of shares of common stock into which each outstanding option and warrant to purchase common stock is exercisable was proportionally decreased on a 1-for-2.5 basis and the exercise price of each outstanding option and warrant to purchase common stock was proportionately increased on a 1-for-2.5 basis and (iii) the number of shares of then-outstanding redeemable convertible preferred stock into which each then outstanding warrant to purchase redeemable convertible preferred stock is exercisable was proportionally decreased on a 1-for-2.5 basis and the exercise price of each outstanding warrant to purchase then outstanding redeemable convertible preferred stock was proportionately increased on a 1-for-2.5 basis. All of the share numbers, share prices, and exercise prices have been retroactively adjusted to reflect the reverse stock split in this Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and these notes.

(d) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The more critical estimates and related assumptions that affect our consolidated financial condition and results of operations are in the areas of revenue recognition; measurement of the fair value of equity instruments; capitalization of software development costs; and income taxes. We have engaged, and may in the future engage, third-party valuation specialists to assist with estimates related to the valuation of our equity instruments. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates.

(e) Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in a money market mutual fund that invests primarily in short-term United States Treasury Securities, a bank money market account and certificates of deposit. Cash equivalents are carried at cost, which approximates fair value.

(f) Accounts Receivable

Trade accounts receivable represent trade receivables from customers when we have invoiced for subscriptions, support, perpetual software licenses or professional services and have not received payment. Receivables are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(g) Property and Equipment

Property and equipment are recorded at cost. Property and equipment under capital leases are recorded at the present value of future minimum lease payments. Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Asset class	Useful life
Computer equipment	36 months
Office equipment	60 months
Office furniture	60 months
Computer software	36 months to 60 months
Leasehold improvements	The shorter of the estimated useful life or the term of the lease

Upon retirement or sale, the costs of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other gain (loss) in the consolidated statements of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed in the period incurred.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(h) Insurance and Self-Insurance Reserves

Effective January 1, 2013, we use a combination of insurance and self-insurance plans to provide for the potential liabilities for employee medical health care benefits. Claims with dates of service prior to January 1, 2013 are covered and paid by our prior premium-based medical insurance plan. Liabilities associated with the risks that are retained by us are estimated by considering historical claims experience and severity factors. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. We had insurance liabilities totaling approximately $0.1 million at April 30, 2013 included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(i) Deferred Revenue

Deferred revenue comprises unrecognized subscription and support, which includes hosting and maintenance, perpetual licenses, and prepaid professional services revenue. With the exception of perpetual licenses, these arrangements are initially recorded as deferred revenue upon the commencement of the subscription, hosting or maintenance period, and revenue is recognized in the consolidated statements of operations ratably over the term of the arrangement. Perpetual licenses are generally recognized upon delivery of the software product to the customer. Prepaid professional services arrangements are recorded initially as deferred revenue and are recognized as the services are performed.

(j) Revenue Recognition

We generate revenue primarily from three sources: (1) subscriptions and support; (2) perpetual licenses; and (3) professional services. Subscription and support revenue is primarily comprised of fees that give customers access to our suite of cloud-based solutions, as well as optional hosting and maintenance related to perpetual licenses. Professional services revenue largely encompasses fees related to the instruction of Agile software development methodologies and training related directly to the product.

Revenue is recognized when all of the following conditions have been met:

•                                          there is persuasive evidence of an arrangement;

•                                          the service has been provided or the product has been delivered;

•                                          the price is fixed or determinable; and

•                                          collection of the fees is sufficiently assured.

Signed agreements, which may include purchase orders, are used as evidence of an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be persuasive evidence of the arrangement. Product delivery occurs when we provide the customer with access to the software via an electronic notification or license key. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We assess collectibility of the fee based on a number of factors, such as collection history and creditworthiness of the customer. If we determine that collectibility is not sufficiently assured, revenue is deferred until collectibility becomes sufficiently assured, generally upon receipt of cash.

Subscription and support revenue is recognized ratably over the contract term beginning on the commencement date of each contract.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling prices. Multiple deliverable arrangement accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. This guidance provides that vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. We use VSOE to determine the stand-alone selling prices of subscription, hosting, maintenance, and professional services because substantially all separate sales of these deliverables fall within a reasonable range of prices. All unique product offerings are grouped based upon size of customer as a result of our tiered volume pricing. VSOE for professional services is determined regardless of customer size as customer size does not significantly impact the prices charged. We have concluded that all products and services for each single unit of accounting have VSOE, other than perpetual licenses discussed below.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We monitor compliance with VSOE by using a bell curve approach. Sales of subscription, hosting, maintenance and professional services are analyzed to determine whether 80% of the transactions are within a range of 15% of the median of the transactions for an appropriate group of customers.

When VSOE exists for all undelivered elements of the contract, perpetual license fee revenue is generally recognized upon delivery of the software product to the customer, provided the other revenue recognition conditions are met. We have established VSOE for all undelivered elements of our perpetual license arrangements. Maintenance revenue consists of fees for providing unspecified software updates on a when and if available basis and technical support for software products. Hosting revenue relates to fees for hosting perpetual license software that the customer has purchased at our third-party data centers. Our perpetual license customers who purchase hosting have the right to take possession of the software at any time. Hosting and maintenance revenue is recognized ratably over the term of the agreement.

Professional services revenue is accounted for separately from subscription and perpetual license revenue when VSOE exists and, for subscriptions, has stand-alone value to the customer. Professional services are generally provided on a time-and-materials basis. The services that are provided on a time-and-materials basis are recognized as services are provided. However, professional services that do not have stand-alone value to the customer are recognized ratably over the remaining subscription period. We present reimbursements received for out of pocket expenses within professional services revenue. Reimbursements received were approximately $0.2 million and $0.2 million for the three months ended April 30, 2013 and 2012, respectively.

(k) Commissions

Commissions are recorded as a component of sales and marketing expense and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect the invoiced amounts associated with a sales order.

(l) Stock-Based Compensation

Stock-based compensation to employees and members of our Board of Directors is measured at the grant-date fair values of the respective options to purchase our common stock, and expensed on a straight-line basis over the period in which the holder is required to provide services, which is usually the vesting period. We determine the grant-date fair value of all stock options using the Black-Scholes option pricing model. An estimate of forfeitures is applied when calculating compensation expense. Restricted stock and restricted stock units are measured at intrinsic value at the date of grant and expensed on a straight-line basis over the period in which the holder is required to provide services, which is generally the vesting period.

(m) Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. We conduct business in the United Kingdom (UK) through a branch of RSDI and in Australia, Canada, Finland, the Netherlands and Singapore through subsidiaries of RSDI. The functional currency of the branch and subsidiaries are the British pound, the Australian dollar, the Euro, the Canadian dollar and Singaporean dollar. All assets and liabilities for the branch and subsidiaries denominated in a foreign currency are translated into U.S. dollars based on the exchange rate on the balance sheet date, and revenue and expenses are translated at the average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of foreign subsidiaries are included as a component of other comprehensive income (loss).

We maintain short-term intercompany payables denominated in each subsidiary’s functional currency. Gains and losses associated with remeasurement of these payables into U.S. dollars are presented within loss on foreign currency transactions included in the consolidated statements of operations.

(n) Fair Value Measurements

In general, asset and liability fair values are determined using the following inputs:

Level 1 inputs utilize quoted prices in active markets for identical assets that we have the ability to access at period-end.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, either directly or indirectly.

Level 3 inputs are unobservable inputs and include situations where there is little, if any, market activity for the balance sheet items at period-end. Pricing inputs are unobservable for the terms and are based on our own assumptions about the assumptions that a market participant would use.

We believe that the carrying amounts of our financial instruments, including cash equivalents, approximate their fair value due to the short-term maturities of these instruments. The carrying amount of cash equivalents, which consists of a money market mutual fund, a bank money market account and certificates of deposits, was $101.7 million and $15.1 million as of April 30, 2013 and January 31, 2013, respectively, and approximates fair value based on quoted market prices, which are Level 1 inputs.

(o) Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At April 30, 2013, we had $8.5 million in certificates of deposits at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, and approximately $88.4 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. All of the remaining amount of cash and cash equivalents were held in demand deposits or bank money market account at one financial institution that we believe to be creditworthy. We perform ongoing evaluations of our customers’ financial condition and do not require any collateral to support receivables. At April 30, 2013 one customer with a balance of approximately $1.2 million represented 10.3% of accounts receivable. At January 31, 2013, no customer accounted for more than 10% of accounts receivable. During the three months ended April 30, 2012 and 2013, no customer represented more than 10% of revenue.

(p) Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (JOBS Act), we believe we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02 - Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of accumulated other comprehensive income. This update requires the effect of significant reclassifications out of accumulated other comprehensive income be shown by component only if the amount reclassified is required to be reclassified to net income under GAAP. If the reclassification to net income is not required under GAAP, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update was effective for fiscal periods beginning after December 15, 2012. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

(3) Acquisition and Goodwill

On February 5, 2013, we completed the acquisition of Flowdock Oy (Flowdock), a company based in Helsinki, Finland, and the results of Flowdock’s operations have been included in the condensed consolidated financial statements since that date. The acquisition provides us with a stand-alone unified communication and team-based chat collaboration product offering that is also complimentary to existing Rally solutions. The total consideration paid by us was approximately $4.4 million, which consisted of $3.0 million in cash, $0.1 million in net assumed liabilities and 119,993 shares of common stock valued at $10.78 per share. Cash of $0.1 million and 23,998 shares of common stock are being held back for one year to satisfy any potential indemnification claims. Transaction costs of $0.5 million were expensed as incurred, $0.3 million of which were incurred in the fourth quarter of fiscal 2013 and $0.2 million of which were incurred in the first quarter of fiscal 2014.

The acquisition of Flowdock will be accounted for as a purchase of a business, and accordingly, the total purchase price has been preliminarily allocated to the tangible and identifiable intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Flowdock, we recorded intangible assets of $4.4 million, which was comprised of $1.9 million related to developed software and technology, $0.2 million related to trademark and domain names and $2.3 million related to goodwill. The estimated useful life of the acquired developed software and technology is five years and the estimated useful life of the trademark and domain names is 15 years. Purchase accounting is preliminary, subject to finalization of our estimate of the fair value of assets acquired and liabilities assumed.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. We apply ASC 350, “Intangibles—Goodwill and Other,” and will perform an annual goodwill impairment test during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, we have determined that we have one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the company. The estimate of our fair value, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates.

(4) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives with the exception of leasehold improvements, which is depreciated over the shorter of the useful life of the asset or the related lease term. As of April 30, 2013 and January 31, 2013, property and equipment consisted of the following (in thousands):

	April 30, 2013	January 31, 2013
Computers, peripherals and software	$9,964	$6,011
Office furniture and equipment	1,423	1,332
Leasehold improvements	1,387	1,371
	12,774	8,714
Less accumulated depreciation and amortization	(5,192)	(4,558)
	$7,582	$4,156

Depreciation and amortization expense related to property and equipment and other assets totaled $0.6 million and $0.4 million for the three months ended April 30, 2013 and 2012, respectively.

(5) Accrued Liabilities

Accrued liabilities as of April 30, 2013 and January 31, 2013 consisted of the following (in thousands):

	April 30, 2013	January 31, 2013
Accrued vacation and employee benefits	$1,519	$992
Accrued bonuses	513	354
Accrued commissions and salary	1,309	1,716
	$3,341	$3,062

(6) Note Payable and Revolving Line of Credit

In February 2012, we amended our loan and security agreement (LSA) with Square 1 Bank to increase the availability to $12.0 million and to increase the amount available pursuant to the corporate credit card line and letters of credit to $3.0 million. In January 2013, we amended the LSA to extend the maturity from February 2013 to February 2014.

Advances bear interest at the prime rate then in effect plus 3.00%, with a floor of 5.25%. This facility is subject to borrowing base calculations based on eligible accounts receivable. At April 30, 2013, availability under the LSA, considering the borrowing base calculation, was $8.2 million. At April 30, 2013, we had a letter of credit outstanding for $2.5 million, which represented the security

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

deposit on the operating lease for our corporate headquarters and reduced the amount available pursuant to the revolving line of credit to $5.7 million.

No amounts were outstanding on the revolving line of credit as of April 30, 2013.

The loan is secured by substantially all our assets and includes a restriction on our ability to pledge our intellectual property. The LSA includes financial covenants and other customary affirmative and negative covenants. The primary financial covenant is an adjusted quick ratio. The adjusted quick ratio is defined as cash at the bank plus accounts receivable less than 90 days old from invoice date as compared to current liabilities excluding deferred revenue. We must maintain an adjusted quick ratio of at least 1.10 to 1.00. The LSA also contains customary event of default provisions. We believe we were in compliance with all covenants at April 30, 2013.

(7) Warrants

The following table summarizes information about preferred stock warrants outstanding at April 17, 2013 (close of IPO) and January 31, 2013:

	Preferred Stock Warrants
	A-1	B	C
Number of warrants outstanding	32,750	40,141	64,755
Exercise price	$2.50	$2.82	$3.78
Expiration	July 2015	May 2014 - June 2018	October 2015 - June 2018

In connection with the closing of our IPO, each of the preferred stock warrants automatically converted into a warrant to purchase shares of common stock with substantially the same terms. So long as the warrants remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of interest expense. We recognized $0.5 million and $0.4 million during the three months ended April 30, 2013 and 2012, respectively, for the change in the fair value of the warrants. At the time of conversion of the warrants upon the closing of our IPO, the fair value of the warrants was $2.1 million, which was reclassified as a component of additional paid-in capital. No portion of the warrants has been exercised as of April 30, 2013.

At January 31, 2013 and April 17, 2013, the fair value of the warrant liability was calculated using the following underlying assumptions:

	January 31, 2013	April 17, 2013 (Close of IPO)
Risk-free interest rate	0.88%	0.71%
Expected term	Remaining contractual term	Remaining contractual term
Expected dividend yield	—	—
Expected volatility	49.0%	49.0%

Prior to the closing of our IPO, we also had two outstanding common stock warrants exercisable for 26,000 and 22,400 shares of common stock at $0.65 and $0.0025 per share, respectively.  The warrants, which were scheduled to expire in November 2016 and May 2021, automatically net exercised at the closing of our IPO on April 17, 2013 for 24,793 and 22,396 shares of common stock, respectively.

(8) Redeemable Convertible Preferred Stock

On April 17, 2013, upon the closing of our IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted to 14,335,869 shares of common stock.

The following tables present our activity for redeemable convertible preferred stock for the three months ended April 30, 2013 (in thousands except shares):

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series A-1		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 1, 2013	3,368,552	$8,395	2,836,586	$7,957	4,350,478	$16,373
Conversion of preferred stock into common stock	(3,368,552)	(8,395)	(2,836,586)	(7,957)	(4,350,478)	(16,373)
Balance, April 30, 2013	—	$—	—	$—	—	$—

	Redeemable Convertible Preferred Stock
	Series D		Series E
	Shares	Amount	Shares	Amount	Total
Balance, February 1, 2013	2,226,860	$15,803	1,553,393	$19,882	$68,410
Conversion of preferred stock into common stock	(2,226,860)	(15,803)	(1,553,393)	(19,882)	(68,410)
Balance, April 30, 2013	—	$—	—	$—	$—

(9) Stock Awards

In April 2002, we established our 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Incentive stock options may only be granted to employees.  All other awards may be granted to employees, directors and consultants.  On February 4, 2013 and on March 1, 2013 our Board of Directors increased the shares authorized for grant pursuant to the 2002 Plan by 180,000 and 152,000, respectively. Our stockholders approved these increases on February 5, 2013 and March 1, 2013, respectively. As of April 30, 2013, we had 3,727,891 shares of common stock reserved for issuance under the 2002 Plan, of which 1,839,968 had been issued upon the exercise of options and the issuance of restricted stock awards, 1,621,755 were subject to outstanding options, 119,998 were subject to outstanding restricted stock unit awards, and 146,170 were available for grant.

On March 19, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the 2013 Plan) and our 2013 Employee Stock Purchase Plan (the 2013 ESPP) and on March 29, 2013, our stockholders also approved the 2013 Plan and the 2013 ESPP, each of which became effective on April 11, 2013.

The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation. The 2013 Plan also provides for the grant of performance cash awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of April 30, 2013, we had 2,346,695 shares of common stock reserved for issuance under the 2013 Plan. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the lesser of 5% of the total number shares of our common stock outstanding on the immediately preceding January 31, or a lesser amount of shares determined by our Board of Directors. As of April 30, 2013, no stock awards had been granted under the 2013 Plan.

The 2013 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. As of April 30, 2013, we had 469,339 shares of common stock reserved for issuance under the 2013 ESPP. The number of shares of common stock reserved for issuance will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the least of (i) 2% of the total number of shares of our common stock outstanding on the immediately preceding January 31; (ii) 1,408,017 shares of common stock; or (iii) a lesser amount of shares determined by our Board of Directors.

Stock Options

Options granted generally vest over four years with 25% vesting on the first year anniversary and continuing monthly thereafter, and expire no more than 10 years from the date of grant. We recognize compensation cost on a straight-line basis over the requisite service period of the award.

During the three months ended April 30, 2013 and 2012, we granted options to employees and nonemployees to purchase 167,604 and 34,260 shares of common stock at a weighted-average exercise price of $10.78 and $6.23 per share and a weighted-average fair value on the date of grant of $5.69 and $3.38, respectively. The intrinsic value of stock options exercised during the three months ended April 30, 2013 and 2012 was $1.1 million and $0.2 million, respectively.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table is a summary of stock option activity for the three months ended April 30, 2013:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 1, 2013	1,597,354	$4.19
Granted	167,604	10.78
Exercised	(122,094)	2.15
Forfeited	(21,109)	4.61
Outstanding at April 30, 2013	1,621,755	5.42

The following table summarizes information about stock options outstanding and exercisable as of April 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.55 - 0.65	84,982	2.88	$0.60	84,982	$0.60
0.78 - 0.98	291,513	5.59	0.84	288,550	0.84
1.65 — 2.23	149,274	7.43	1.99	92,397	1.97
5.48	635,926	8.26	5.48	276,312	5.48
5.93 — 6.23	161,718	8.61	5.98	64,689	5.97
8.83 — 10.45	82,981	9.15	9.41	12,080	9.10
10.78	215,361	9.77	10.78	6,480	10.78
	1,621,755			825,490

Options outstanding at April 30, 2013 have a weighted-average remaining contractual life of 7.7 years and a weighted-average exercise price of $5.03 per share and options exercisable have a weighted-average exercise price of $3.10 per share. As of April 30, 2013 and January 31, 2013, the aggregate intrinsic value of options outstanding was $21.2 million and $10.5 million, respectively. As of April 30, 2013 and January 31, 2013, the aggregate intrinsic value of options exercisable was $12.4 million and $7.0 million, respectively.

We have computed the fair value of all options granted during the three months ended April 30, 2013 and 2012 using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rates, volatility, expected dividend yield, and expected option life. The use of different assumptions could cause significant adjustments to fair value. We estimated a volatility factor based on the common stock of peer companies, and have estimated forfeiture rates based on past historical experience. We applied the simplified method (the average of the period from vesting to expiration) to determine the expected option life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, we have computed the fair value of all options granted during the three months ended April 30, 2013 and 2012 using the following weighted-average assumptions:

	Three Months Ended April 30,
	2013	2012
Risk-free interest rate	1.01% - 1.15%	1.35% - 1.40%
Expected life	5.98 - 6.08 years	5.91 - 6.08 years
Expected dividend yield	—	—
Expected volatility	56.8%	57.9%

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits realized from exercised stock options. As of April 30, 2013, we had $2.3 million of unrecognized compensation costs related to unvested stock options granted pursuant to the 2002 Plan and the cost was expected to be recognized over a weighted-average period of 2.81 years.

Restricted Stock Units

On February 5, 2013, we granted 119,998 restricted stock units (RSUs) to certain employees under the 2002 Plan. 50% of the RSUs become fully vested in April 2014 and the remaining 50% becomes fully vested in February 2015. 50,000 of the RSUs are subject to cancellation or forfeiture in satisfaction of certain indemnification obligations under the share purchase agreement entered into in connection with the purchase of Flowdock. The grant date fair value of the RSUs granted was $10.78 per share and the aggregate grant date fair value was $1.3 million, which is expected to be recognized over the applicable vesting period. As of April 30, 2013, all of the RSUs were unvested. Unrecognized stock-based compensation with respect to the RSUs was $1.1 million as of April 30, 2013.

Restricted Stock

On July 31, 2012 and in connection with our acquisition of Agile Advantage, Inc., we issued 9,600 shares of restricted stock. All of such shares vest in full on July 19, 2013. The fair value of approximately $0.1 million will be recorded as compensation expense over twelve months. The restricted stock was issued from the 2002 Plan and reduced the number of shares available for grant.

Employee Stock Purchase Plan

The price at which common stock is purchased under the 2013 ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on a purchase date, whichever is lower. The initial offering commenced on April 11, 2013 and the initial purchase date is currently anticipated to be December 13, 2013. As such, no shares were issued under the 2013 ESPP during the three months ended April 30, 2013. There were also no accumulated employee withholdings as of April 30, 2013.

The following weighted-average assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2013 Employee Stock Purchase Plan:

Three Months Ended April 30, 2013
Expected volatility	45.6%
Expected term (in years)	0.67 — 1.17
Risk-free interest rate	0.09% - 0.11%
Dividend yield	—

(10) Information by Geographic Areas

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s seats are provisioned. The ship-to country is generally the same as the billing country. The following tables present our revenue by geographic region for the three months ended April 30, 2013 and 2012 (in thousands):

	Three Months Ended April 30,
	2013	2012
United States	$13,833	$11,200
International	2,216	1,778
	$16,049	$12,978

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Primarily all of our property and equipment is located in the United States.

(11) Income Taxes

Our income tax provision for the three months ended April 30, 2013 and 2012 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

We have historically incurred operating losses and, given our cumulative losses and limited history of profits, we have recorded a full valuation allowance against our deferred tax assets at April 30, 2013 and January 31, 2013.

We believe that we have not taken an uncertain tax position on prior tax filings and therefore have not recorded a liability for unrecognized tax benefits.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, tax years 2001 through 2012 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In the foreign jurisdictions, tax years 2009 through 2012 remain subject to examination.

(12) Net Loss Per Share

We calculate basic and diluted net loss per share of common stock by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. We have excluded all potentially dilutive shares, which include redeemable convertible preferred stock, warrants for redeemable convertible preferred stock and common stock, outstanding common stock options, outstanding restricted stock units and restricted common stock, from the weighted-average number of shares of common stock outstanding as their inclusion in the computation for all periods would be antidilutive due to net losses. Our redeemable, convertible preferred stock and unvested common stock issued pursuant to the “early exercise” of options are participating securities and are excluded from the earnings per share calculation as they do not have an obligation to share or fund in our net losses.

The following common stock equivalents were excluded from consideration in diluted net loss per share because they had an antidilutive impact:

	Three Months Ended April 30,
	2013	2012
Options to purchase common stock	1,743,208	1,865,031
Warrants to purchase redeemable convertible preferred stock	—	137,646
Warrants to purchase common stock	137,646	48,400
Restricted common stock	9,600	7,782
Restricted stock units	119,998	—
Redeemable convertible preferred stock	—	14,335,869
	2,010,452	16,394,728

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2013	2012
Numerator:
Net loss	$(5,790)	$(1,721)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	5,904	1,991
Net loss per share of common stock, basic and diluted	$(0.98)	$(0.86)

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) Commitments and Contingencies

(a) Operating leases

We lease office space and certain equipment under operating leases having terms that expire at various dates through March 2022. Our principal offices are located in Boulder, Colorado where we occupy approximately 65,000 square feet. We occupy additional leased facilities of approximately 8,600 square feet in Raleigh, North Carolina and of approximately 5,200 square feet in the Seattle, Washington area. We also occupy additional leased facilities of less than 5,000 square feet each in Denver, Colorado; London, England; Melbourne, Australia; Helsinki, Finland and Amsterdam, the Netherlands.

Total rent expense for the three months ended April 30, 2013 and 2012 was $0.5 million and $0.2 million, respectively.

As of April 30, 2013, future minimum lease payments under operating leases were as follows (in thousands):

Fiscal year ended January 31:
2014 (remaining nine months)	$1,536
2015	1,922
2016	1,905
2017	1,662
2018	1,505
Thereafter	5,994
Total minimum lease payments	$14,524

(b) Legal

In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. As of April 30, 2013 and January 31, 2013, there were no pending or threatened legal actions or proceedings against us.  On May 8, 2013, a lawsuit captioned Sampo IP, LLC v. Ambit Energy Holdings, LLC, et al., No. 2:13-cv-00386 (E.D. Tex.) was initiated against several of our customers alleging that their use of the Rally Agile Application Lifecycle Management Platform infringes U.S. Patent Nos. 6,161,149, 6,772,229, and 8,015,495, and requesting an award of money damages. On May 24, 2013, we filed a lawsuit against Sampo IP, LLC (Rally Software Development Corp. v. Sampo IP, LLC, Civil Action No. 1:13-cv-1359 (D. Colo.)) that requests declarations of non-infringement and invalidity regarding Sampo IP’s patents.  We believe that Sampo IP’s infringement claims are without merit.

(c) Product Indemnification

Our arrangements with customers generally include an indemnification and defense provisions covering allegations of patent, copyright, or trademark infringement directed to customers’ use of our product. Historically, we have not incurred any costs related to indemnification claims; however, recently several of our customers have been named as defendants in Sampo IP, LLC v. Ambit Energy Holdings, LLC, et al., No. 2:13-cv-00386 (E.D. Tex.), and we expect to indemnify and defend our customers against these claims. We do not maintain a reserve for such exposure.

(d) Insurance and Self-insurance reserves

Effective January 1, 2013, we are exposed to employee medical health care benefit claims as a result of a transition to self-insurance. We pay actual claims and estimate our liabilities for claims incurred but not reported based on historical claims history. Estimating our insurance and self-insurance liabilities requires significant judgments, and actual claim settlements and associated expenses may differ from our current estimates. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. We had insurance liabilities totaling approximately $0.1 million at April 30, 2013 included in accrued liabilities in the accompanying condensed consolidated balance sheets.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(14) Subsequent Events

On May 23, 2013, we issued 28,436 shares of our common stock upon the net exercise of a common stock warrant to acquire 32,750 shares having an exercise price of $2.50 per share. We did not receive any cash proceeds in connection with this exercise.

On June 10, 2013, we granted certain employees stock options to purchase 112,350 shares under the 2013 Plan. The stock options were issued at an exercise price of $24.01 per share. In addition, we also issued to an employee 5,000 RSUs under the 2013 Plan.

On June 10, 2013, we executed an amended and restated office lease which includes the construction of a new 89,000 square foot office building adjacent to our existing corporate headquarters in Boulder, Colorado. The rent commencement date is anticipated to be November 1, 2014; however, the rent commencement date as well as the termination date is subject to change based on the construction schedule. The lease term is 10 years from the rent commencement date. In addition, the lease for our current facility which was originally scheduled to terminate on March 31, 2022 has been extended such that the termination dates for both buildings is contemporaneous and ending on, absent construction delays, October 31, 2024. Within 30 days from June 10, 2013 we are required to deposit $4.2 million in cash in an escrow account which will represent the security deposit for both buildings. The cash security deposit will replace the current security deposit which is a $2.5 million letter of credit. Absent any defaults pursuant to the lease and assuming certain financial covenants are achieved we have the ability to reduce the cash security deposit by 50% after five years from the rent commencement date. The tenant finish allowance included in the amended and restated office lease is approximately $4.6 million. The additional future minimum lease payments for both the new building as well as the current building extension are approximately $27.6 million.

On June 11, 2013, we issued an aggregate of 10,814 shares of our common stock upon the net exercises of common stock warrants to acquire an aggregate of 13,013 shares having an exercise price of $3.78 per share. We did not receive any cash proceeds in connection with these exercises.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2013 included in our prospectus dated April 11, 2013, filed with the SEC on April 12, 2013 pursuant to Rule 424(b)(4) under the Securities Act (File No. 333-187173). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Rally Software is a leading global provider of cloud-based solutions for managing Agile software development. Agile is a software development methodology characterized by short, iterative and highly-adaptable development cycles. Our platform transforms the way organizations manage the software development lifecycle by enabling close alignment of software development and strategic business objectives, facilitating collaboration, increasing transparency, and automating manual processes. Organizations use our solutions to accelerate the pace of innovation, improve productivity and more effectively adapt to rapidly-changing customer needs and competitive dynamics. Our enterprise-class platform is extensible, cost-effective and designed to be easy to use.

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. In the three months ended April 30, 2013, subscription and support revenue accounted for 83% of total revenue. Our subscription contracts are typically sold on a per-seat basis with a one-year term, paid upfront and provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. However, we have recently, and may in the future, enter into multi-year contracts in which the fees are paid upfront and the customer is entitled to an unlimited number of seats. These contracts may lead to significant fluctuations in cash flow from operations and will positively impact cash flow from operations in the period in which the cash is received. To a lesser extent, we sell perpetual licenses, which are also paid upfront and include support agreements, which are one year in duration and entitle the customer to support and upgrades. In the three months ended April 30, 2013, perpetual license revenue accounted for 4% of total revenue. We also offer professional services, which include training on Agile software development methodologies and the use of our solutions. In the three months ended April 30, 2013, professional services accounted for 13% of total revenue.

We have achieved significant growth since inception. From the three months ended April 30, 2012 to the three months ended April 30, 2013, our subscription and support revenue grew from $9.5 million to $13.4 million, representing a 40% period-over-period growth rate. From the three months ended April 30, 2012 to the three months ended April 30, 2013, our total revenue grew from $13.0 million to $16.0 million, representing a 24% period-over-period growth rate. We expect to continue to make significant expenditures to support and grow our business, including investing in our data center infrastructure, expanding our sales force and increasing our international presence. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. We expect to incur losses for the foreseeable future and we may not be able to achieve or sustain profitability. We increased our overall employee headcount to 378 as of April 30, 2013 from 296 as of April 30, 2012.

On April 17, 2013, we issued and sold 6,900,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million.

Key Metrics

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Total paid seats.  We believe total paid seats are a key indicator of our market penetration, growth and future revenue. We define a paid seat as a seat with a subscription or support contract as of the measurement date. Our total paid seats were 184,145 and 128,787 as of April 30, 2013 and, 2012, respectively. In the case of a contract that allows a customer to provision an unlimited number of seats, total paid seats includes an estimate of the total number of seats to be provisioned during the term of the contract. Total paid seats as of April 30, 2013 includes 13,731 in aggregate seat upgrades pursuant to such contracts with four different enterprise customers entered into between July 2012 and April 2013.

Renewal rate.  We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to upsell or expand in our existing customer base. We calculate our renewal rate by comparing the number of paid seats of all of our existing customers at the beginning of a twelve-month period to the number of paid seats for those same customers at the end of such period, taking into account nonrenewals, upgrades and downgrades. We exclude seats sold to new customers. For the twelve months ended April 30, 2013 and 2012, the renewal rate was 126% and 123%, respectively.

Components of Operating Results

Revenue

Subscription and support revenue.  We derive our subscription revenue from fees paid to us by our customers for access to our cloud-based solutions. We recognize the revenue associated with subscription agreements ratably on a straight-line basis over the term of the agreement, provided all criteria required for revenue recognition have been met.

Our support revenue consists of maintenance associated with our perpetual licenses and hosting fees paid to us by our customers. Typically, when purchasing a perpetual license, a customer also purchases maintenance for which we charge a fee, priced as a percentage of the perpetual license fee. Maintenance agreements include the right to support and unspecified product upgrades. We recognize the revenue associated with maintenance ratably, on a straight-line basis, over the term of the contract. In limited instances, at the customer’s option, we may host the software purchased by a customer under a perpetual license on systems at our third-party data centers. For hosting, we charge a fee, priced as a percentage of the perpetual license fee, and we recognize the revenue associated with hosting ratably on a straight-line basis over the associated hosting period.

Perpetual license revenue.  Perpetual license revenue reflects the revenue recognized from sales of perpetual licenses to new customers and additional licenses to existing customers. We generally recognize the license fee portion of the arrangement upfront, provided all revenue recognition criteria are satisfied.

Professional services revenue.  Professional services revenue consists primarily of fees related to the instruction of customers in Agile software development methodologies and training on our solutions, as well as reimbursable expenses. We generally recognize the revenue associated with these professional services on a time-and-materials basis as we deliver the services or provide the training to our customers.

Cost of Revenue

Cost of product revenue.  Cost of product revenue consists primarily of personnel and related costs of our support and operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as software license fees, hosting costs, Internet connectivity and depreciation expenses directly related to delivering our solutions. As we add data center capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected. In February 2013, we purchased Flowdock Oy, a company based in Helsinki, Finland, for approximately $4.4 million. Our purchase accounting allocation is not yet complete; however, we expect a meaningful portion of the purchase consideration will be allocated to intangible assets that will be capitalized and amortized over time to cost of product revenue, thereby increasing our cost of product revenue. Our cost of product revenue is generally expensed as the costs are incurred.

Cost of professional services revenue.  Cost of professional services revenue consists primarily of personnel and related costs, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and allocated overhead. As most of our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. Our cost of professional services revenue is generally expensed as costs are incurred.

Operating Expenses

Our operating expenses are classified into three categories: sales and marketing, research and development and general and administrative. For each category, the largest expense component is personnel and related costs, which includes salaries, employee benefit costs, bonuses, commissions, stock-based compensation and payroll taxes. Operating expenses also include allocated overhead costs for facilities and depreciation of equipment, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.

Sales and marketing.  Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities, in addition to allocated overhead. We expense sales commissions when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. We expect that sales and marketing expenses will continue to increase in absolute dollars, partially as a result of our international expansion, and will continue to be the largest expense component of our operating expenses. However, we expect sales and marketing expenses to be relatively constant as a percentage of revenue in the near term.

Research and development.  Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as allocated overhead. Research and development costs related to the development of our software products are generally expensed as incurred as development costs that have qualified for capitalization are not significant. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. We expect that our research and development expenses will continue to increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our solutions. For example, in February 2013 we increased our research and development headcount by eight employees with the purchase of Flowdock Oy, a company based in Helsinki, Finland.

General and administrative.  General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and allocated overhead. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and transition to operating as a public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. We also expect that general and administrative expenses will continue to increase in absolute dollars as we expand our operations, including internationally.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash balances, changes in the estimated fair value of our preferred stock warrants, which are recorded as interest expense because the warrants were issued in conjunction with debt facilities, and foreign exchange gains (losses) that relate to expenses and transactions denominated in currencies other than our functional currency. Our functional currency is the U.S. dollar. On April 17, 2013, our preferred stock warrants converted to common stock warrants upon the closing of our IPO and, as such, we will no longer be required to present the warrants at fair value.

Provision for Income Taxes

Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. Foreign income taxes prior to the three months ended April 30, 2013 have not been material. The tax provision for the three months ended April 30, 2013 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an analysis covering the period through April 30, 2013 to determine whether an ownership change had occurred since our inception. The analysis indicated that although an ownership change had occurred in 2003, the net operating losses and research and development credits remained available to offset future taxable income, if any. However, in the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be limited.

Results of Operations

To enhance comparability, the following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended April 30,
	2013	2012
	(dollars in thousands)

Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$13,373	$9,530
Perpetual license	629	1,611
Total product revenue	14,002	11,141
Professional services	2,047	1,837
Total revenue	16,049	12,978
Cost of revenue:
Product	1,684	1,153
Professional services	1,873	1,586
Total cost of revenue	3,557	2,739
Gross profit	12,492	10,239
Operating expenses:
Sales and marketing	8,835	7,005
Research and development	5,079	3,041
General and administrative	3,854	2,302
Sublease termination income	—	(839)
Total operating expenses	17,768	11,509
Loss from operations	(5,276)	(1,270)
Other (expense) income:
Interest and other income	13	2
Interest expense	(462)	(438)
Loss on foreign currency transactions and other gain (loss)	(19)	(15)
Loss before provision for income taxes	(5,744)	(1,721)
Provision for income taxes	(46)	—
Net loss	$(5,790)	$(1,721)

	Three Months Ended April 30,
	2013	2012

Consolidated Statements of Operations Data:
Revenue:
Subscription and support	83%	74%
Perpetual license	4	12
Total product revenue	87	86
Professional services	13	14
Total revenue	100	100
Cost of revenue:
Product	10	9
Professional services	12	12
Total cost of revenue	22	21
Gross profit	78	79
Operating expenses:
Sales and marketing	55	54
Research and development	32	23
General and administrative	24	18
Sublease termination income	—	(6)
Total operating expenses	111	89
Loss from operations	(33)	(10)
Other (expense) income:
Interest and other income	—	—
Interest expense	(3)	(3)
Loss on foreign currency transactions and other gain (loss)	—	—
Loss before provision for income taxes	(36)	(13)
Provision for income taxes	—	—
Net loss	(36)%	(13)%

Comparison of the Three Months Ended April 30, 2013 and 2012

Revenue

	Three Months Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$13,373	$9,530	40%
Perpetual license	629	1,611	(61)%
Total product revenue	14,002	11,141	26%
Professional services	2,047	1,837	11%
Total revenue	$16,049	$12,978	24%
Percentage of revenue:
Subscription and support	83%	74%
Perpetual license	4	12
Total product revenue	87	86
Professional services	13	14
Total	100%	100%

Subscription and support revenue increased $3.8 million from the three months ended April 30, 2012 to the three months ended April 30, 2013. Of the total increase in subscription and support revenue, approximately $1.5 million, or 38.1%, represented revenue from new customers acquired after April 30, 2012, and approximately $2.3 million, or 61.9%, represented revenue from existing customers at or prior to April 30, 2012. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue decreased $1.0 million from the three months ended April 30, 2012 to the three months ended April 30, 2013. The overall decrease in perpetual license revenue was primarily the result of three large transactions totaling approximately $0.9 million that were recognized as revenue in the three months ended April 30, 2012 and were not offset or replaced by the sale of additional perpetual license seats to different new or existing customers in the three months ended April 30, 2013.

Professional services revenue increased $0.2 million from the three months ended April 30, 2012 to the three months ended April 30, 2013. The increase was driven by higher demand for our services to help companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue:
Product	$1,684	$1,153	46%
Professional services	1,873	1,586	18%
Total cost of revenue	$3,557	$2,739
Gross profit:
Product	88%	89%
Professional services	9%	14%
Total gross profit	78%	79%

Cost of product revenue increased $0.5 million from the three months ended April 30, 2012 to the three months ended April 30, 2013. The increase was primarily comprised of a $0.2 million increase in personnel and related expenses, a $0.1 million increase in depreciation expense as a result of computer equipment purchases and amortization of intangible assets acquired in business combinations and a $0.1 million increase in additional software licenses.

Cost of professional services revenue increased $0.3 million from the three months ended April 30, 2012 to the three months ended April 30, 2013.  The increase was primarily due to an increase of $0.1 million in personnel and related expenses and an increase of $0.1 million in third-party consulting services.

Operating Expenses

Sales and Marketing

	Three Months Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
Sales and marketing	$8,835	$7,005	26%
Percentage of total revenue	55%	54%

Sales and marketing expenses increased $1.8 million from the three months ended April 30, 2012 to the three months ended April 30, 2013. The increase was primarily due to an increase of $1.4 million in personnel and related expenses. Our sales and marketing headcount increased from 113 as of April 30, 2012 to 145 as of April 30, 2013. Rent expense increased $0.1 million as a result of an increase in allocated rent expense and an increase associated with opening new foreign sales offices. Travel and entertainment expenses increased $0.2 million as a result of our larger sales and marketing teams and an increase in travel related to our international expansion and an increased number of marketing events.

Research and Development

	Three Months Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
Research and development	$5,079	$3,041	67%
Percentage of total revenue	32%	23%

Research and development expenses increased $2.0 million from the three months ended April 30, 2012 to the three months ended April 30, 2013. The increase was primarily due to an increase of $1.5 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions, an increase of $0.2 million for third-party consulting services and a $0.1 million increase in allocated rent expense. Our research and development headcount increased from 94 as of April 30, 2012 to 123 as of April 30, 2013.

General and Administrative

	Three Months Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$3,854	$2,302	67%
Percentage of total revenue	24%	18%

General and administrative expenses increased $1.6 million from the three months ended April 30, 2012 to the three months ended April 30, 2013. The increase was partially due to an increase of $0.6 million in personnel and related expenses. Our general and administrative headcount increased from 45 as of April 30, 2012 to 52 as of April 30, 2013. Professional fees also increased $0.4 million for accounting, audit, legal and tax services incurred as a result of our growth, changes we made in connection with the transition to operating as a public company and expenses we incurred in connection with our acquisition of Flowdock Oy, a company based in Helsinki, Finland. Recruiting expenses also increased $0.2 million as we continued to increase our overall headcount.

Other (Expense) Income

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Other (expense) income
Interest and other income	$13	$2
Interest expense	(462)	(438)
Loss on foreign currency transactions and other gain (loss)	(19)	(15)
Total	$(468)	$(451)

Other (expense) income was relatively unchanged from the three months ended April 30, 2012 to the three months ended April 30, 2013.

Liquidity and Capital Resources

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$1,357	$1,306
Net cash used in investing activities	(4,999)	(247)
Net cash provided by financing activities	89,680	10
Net increase in cash and cash equivalents	$86,038	$1,069

	As of April 30,
	2013	2012
	(in thousands)
Cash and cash equivalents	$103,647	$20,521

On April 17, 2013, we issued and sold 6,900,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million.

At April 30, 2013, our cash and cash equivalents of $103.6 million were held for working capital purposes. We believe that our cash and cash equivalents and the amount available pursuant to our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced solutions and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Loan and Security Agreement

We have a loan and security agreement with Square 1 Bank with a maximum borrowing availability of $12.0 million, of which $3.0 million is available for our corporate credit card line and letters of credit. On January 31, 2013, we extended the maturity on our loan and security agreement from February 2013 to February 2014. At April 30, 2013, the amount available under the loan and security agreement, considering the borrowing base calculation, was $8.2 million. At April 30, 2013, we had a letter of credit outstanding for $2.5 million that reduced the amount available pursuant to the revolving line of credit to $5.7 million. The letter of credit represents the security deposit associated with the ten-year operating lease commitment we executed in the first quarter of fiscal 2013.

Other than the outstanding letter of credit that has the loan and security agreement as collateral, no amounts were outstanding on the loan and security agreement as of April 30, 2013. Advances under the loan and security agreement bear interest at the prime rate then in effect plus 3.00%, with a floor of 5.25%.

The loan is secured by substantially all of our assets and includes a restriction on our ability to pledge our intellectual property. The loan and security agreement includes financial covenants and other customary affirmative and negative covenants. The primary financial covenant is an adjusted quick ratio. The adjusted quick ratio is defined as the cash at the bank plus accounts receivable less than 90 days old from invoice date as compared to current liabilities excluding deferred revenue. We must maintain an adjusted quick ratio of at least 1.10 to 1.00. Other restrictive covenants under the loan and security agreement include covenants with respect to creating liens on our assets, incurring additional debt, paying dividends or making other distributions, making investments, consummating certain mergers or acquisitions, making payments on subordinate debt, entering into certain transactions with affiliates, transferring funds to other financial institutions and effecting sales or other dispositions of our assets or business without the prior consent of Square 1 Bank. We believe we were in compliance with our covenants as of April 30, 2013. The loan and security agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the loan and security agreement, violation of the restrictive covenants referred to above, violation of other contractual provisions, a material adverse change in our business, attachment of our assets, our insolvency or certain other events.

Components of Liquidity and Capital Resources

Operating Activities

In the three months ended April 30, 2013, cash provided by operating activities was $1.4 million, which reflects our net loss of $5.8 million, adjusted by non-cash charges of $1.7 million consisting primarily of $0.6 million for stock-based compensation, $0.5 million for the change in valuation of preferred stock warrants, and $0.6 million for depreciation and amortization. Sources of cash inflows were from fluctuations in our working capital of $5.5 million. The favorable fluctuations in our working capital were primarily attributable to an increase in deferred revenue as a result of an increase in sales and a decrease in accounts receivable as a result of first quarter fiscal year 2014 cash collections being greater than our first quarter fiscal year 2014 billings. The favorable fluctuations were partially offset by an increase in prepaid expenses and other current assets primarily related to payment timing and an increase in headcount and infrastructure capacity that required us to purchase additional seats and licenses for subscription software and an increase in prepaid insurance in connection with the insurance premium associated with our directors and officers liability insurance procured in connection with our IPO. Our days sales outstanding were 58 days at April 30, 2013 as compared to 68 days at April 30, 2012. Our days sales outstanding were 62 days at January 31, 2013.

In the three months ended April 30, 2012, cash provided by operating activities was $1.3 million, which reflects our net loss of $1.7 million, adjusted by non-cash charges of $0.2 million consisting primarily of $0.2 million for stock-based compensation, $0.4 million for the change in valuation of preferred stock warrants, and $0.4 million for depreciation and amortization, partially offset by $0.8 million in non-cash income related to the early termination of the sublease for our corporate headquarters as a result of the sale of the building by the building’s owner.  Sources of cash inflows were from fluctuations in our working capital of $2.8 million. The favorable fluctuations in our working capital were primarily attributable to an increase in deferred revenue as a result of an increase in sales and an increase in deferred rent expense primarily due to an $0.8 million lease incentive payment we received in connection with entering into our new ten-year lease for our corporate headquarters. The favorable fluctuations were partially offset by an increase in headcount that required us to purchase additional seats and licenses for subscription software and prepaid employee insurance.

A significant portion of our subscription renewals are invoiced in December and January of each year, which under our typical customer payment terms generally creates positive cash flow from operations in the first quarter of each fiscal year, which is, in turn, historically offset in subsequent quarters, resulting in cash used in operations for the full fiscal year. Our total headcount as of April 30, 2013 was 378, an increase from 296 as of April 30, 2012. We expect to continue to make investments in headcount, and our ability to consistently generate positive cash flow from operations for a full fiscal year will depend on revenue and the resulting cash receipts increasing at a rate that is faster than our on-going investment in personnel, facilities and our systems.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase computer equipment and software, furniture and fixtures, as well as leasehold improvements and business combinations. In the future, we expect to continue to invest in capital expenditures to support our expanding operations and seek complimentary, accretive acquisitions.

In the three months ended April 30, 2013, cash used in investing activities of $5.0 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Flowdock Oy, a company based in Helsinki, Finland.

In the three months ended April 30, 2012, cash used in investing activities of $0.2 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period.

Financing Activities

Our financing activities consist primarily of proceeds from the sale of common stock in our IPO, proceeds from the exercises of common stock options offset by payments for deferred offering costs associated with our IPO.

In the three months ended April 30, 2013, cash provided by financing activities of $89.7 million was attributable to $89.8 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, and $0.3 million in proceeds from common stock option exercises partially offset by $0.4 million in legal, accounting and other fees associated with completing our IPO. Approximately $1.2 million in deferred offering costs is in accounts payable at April 30, 2013, all of which we expect to pay in the second quarter of fiscal year 2014.

In the three months ended April 30, 2012, we had no significant financing activities.

Contractual Payment Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following summarizes our contractual commitments and obligations as of April 30, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$14,524	$2,013	$3,789	$3,071	$5,651

Off-Balance Sheet Arrangements

During all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe the estimates, assumptions and judgments involved in revenue recognition and deferred revenue, stock-based compensation, capitalization of software costs and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus dated April 11, 2013, filed with the SEC on April 12, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and also have the ability to restrict their access to our system, which generally encourages payment. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. In addition, our investment strategy has been to invest in financial instruments that are highly liquid, readily convertible into cash and mature within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes. We are exposed to financial market risks, primarily changes in interest rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The effect of a hypothetical 10% change in interest rates relating to our cash equivalents and indebtedness would not have a material impact on our historical condensed consolidated financial statements.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making investments, consisting only of money market mutual funds, a money market bank account and certificates of deposit. As of April 30, 2013, we had $8.5 million in Federal Deposit Insurance Corporation insured short-term certificates of deposit, approximately $88.4 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities and approximately $4.8 million in a bank money market account, all of which represent cash equivalents.

Any draws under our loan and security agreement bear interest at a variable rate tied to the prime rate, with a floor of 5.25%. As of April 30, 2013, we had no outstanding debt under our loan and security agreement.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our customers are currently invoiced in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, Australia, Canada, Finland and other Euro-zone countries within mainland Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three months ended April 30, 2013 or 2012. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.                                 Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.                        Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business and Our Industry

We have a history of losses, expect to incur future losses as we grow our company and may be unable to achieve or sustain profitability.

We have been in existence since 2001 and have experienced net losses in each year since our inception. We experienced net losses of $10.8 million and $5.8 million for fiscal 2013 and the three months ended April 30, 2013, respectively. As of April 30, 2013, we had an accumulated deficit of $81.3 million. We are at an early stage in the development of our business and much of our growth has occurred in recent periods. Our historical rates of revenue growth may not be sustainable. We expect to make significant expenditures to support and grow our business, including investing in our data center infrastructure, expanding our sales force and increasing our international presence. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, complications and other difficulties. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability. Our limited operating history may make it difficult for our investors to evaluate our current business and our future prospects.

Our success depends on the continued adoption of Agile software development.

We do not know whether Agile adoption will continue to grow and displace traditional methods of software development. In particular, many organizations have invested substantial personnel and financial resources to integrate legacy software development techniques, such as waterfall techniques, into their businesses over time, and may be reluctant or unwilling to migrate to Agile practices because of the organizational changes often required to successfully implement this methodology. Further, some organizations may not realize the expected benefits from adoption of Agile practices and, as a result, may discontinue adoption of those practices. Agile adoption may also be limited if other software development techniques emerge. If Agile software development techniques are not adopted as broadly and quickly as we expect, our growth may slow or stall and our operating results would be harmed.

Demand for Agile management solutions may not grow as we anticipate.

Our solutions have not yet gained broad market acceptance. Even if adoption of Agile software development techniques continues to grow, the market for solutions that enable companies to manage software development processes may not increase at the pace we expect or at all. Organizations may choose to manage Agile software development manually or utilize other offerings that render our solutions uncompetitive or obsolete.

Our growth is largely dependent on our ability to retain and secure additional subscriptions from existing customers, and nonrenewals and downgrades could harm our future operating results.

We primarily sell our solutions through one-year subscriptions. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. Upon expiration, customers can renew their existing subscriptions, upgrade their subscriptions, downgrade their subscriptions or not renew. Our ability to grow revenue and achieve profitability depends in part on customer renewals and upgrades exceeding downgrades and nonrenewals. Our land-and-expand go-to-market strategy requires that a significant portion of our customers who initially purchase our solutions will subsequently upgrade their subscriptions. However, we may not be able to increase our penetration within our existing customers as anticipated and we may not otherwise retain subscriptions from existing customers. Customers may choose to not renew or upgrade their subscriptions, or may downgrade, because of several factors, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our customers’ spending levels, unused seats previously purchased, limited adoption by a customer of our solutions or Agile practices, departure of Agile users from the customer’s organization or other causes. If our customers do not upgrade or renew their subscriptions, or they downgrade their subscriptions, our revenue may grow more slowly than expected or may decline, and our profitability and gross profit may be harmed.

If we are unable to continue to attract new customers, our growth could be slower than we expect.

We believe that our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in part, upon continually attracting new customers and obtaining subscription renewals to our solutions from those customers. If we fail to attract new customers our revenue may grow more slowly than expected and our business may be harmed.

We recognize revenue from customer subscriptions over the term of a subscription agreement; therefore, a significant downturn in our business may not be immediately reflected in our operating results.

We recognize revenue from subscription agreements ratably over the terms of these agreements, which are typically one year. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods, which is reflected as deferred revenue on our balance sheet. Consequently, a decline in new or renewed subscriptions, or a downgrade of renewed subscriptions to fewer seats or less-expensive editions, in any one quarter may not be fully reflected in our revenue in that quarter, and may negatively affect our revenue in future quarters. If contracts having significant value expire and are not renewed or replaced at the beginning of a quarter or are downgraded, our revenue may decline significantly in that quarter and subsequent quarters.

Because we generally recognize revenue from our customers over the terms of their agreements but incur most costs associated with generating such agreements upfront, rapid growth in our customer base may reduce our profitability in the short term.

Expenses, such as sales commissions, are generally incurred upfront; however most of our revenue is recognized over the life of the applicable agreements. Therefore, increased sales will result in our recognition of more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms. As a result, our short-term operating results may suffer.

Our gross profit attributable to professional services may fluctuate between quarters.

We generally recognize revenue from professional services on a time-and-materials basis as services are delivered. Costs associated with maintaining a professional services department are fixed while professional services revenue is dependent on the amount of work actually billed to customers in a period, the combination of which may result in variability in our gross profit. Our gross profit can also be impacted depending on the type of services provided. In addition, the timing of the recognition of professional services revenue is dependent on several factors outside our control. If a customer deploys our solutions and utilizes our services more slowly than we expect, we may not be able to recognize the related revenue as quickly as we anticipated, but may have already incurred substantial costs related to such services, creating further variability in our gross profit.

We may not be able to compete successfully against current and future competitors.

We face intense competition in the market for our solutions and we expect competition to further intensify in the future. We primarily face competition from potential customers electing to use in-house offerings, privately-held Agile management vendors and software development tool providers, and providers of open source offerings. We also compete with large, diversified software and technology vendors and, as the market further adopts Agile practices, we expect increased competition from these vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include private companies such as Atlassian, CollabNet and VersionOne and public companies such as Hewlett-Packard, IBM and Microsoft, some of which can bundle competing products and services with other software offerings, or offer them at a lower price as part of a larger sale. Further, other companies not currently offering Agile management tools may enter our market. Many of our current and potential competitors have substantially greater resources and brand recognition, established marketing relationships, access to larger customer bases, pre-existing customer relationships and major distribution agreements with consultants, system integrators and resellers. We also face competition from other companies that provide Agile consulting services and enterprises that develop in-house Agile training resources. To the extent competition intensifies; demand for our professional services may decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may also lose customers that merge with or are acquired by companies using a competitor’s offering, an internally-developed tool or a different software development methodology. If we cannot compete successfully against our current and future competitors, our business may be harmed.

Our growth and long-term success depends in part on our ability to expand our international sales.

A core component of our growth strategy is international expansion. For fiscal 2013 and for the three months ended April 30, 2013, approximately 13% and 14%, respectively, of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland and the Netherlands. We also have sales personnel in Canada and Germany. We intend to further build out our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•                  uncertain political and economic climates, especially in Europe;

•                  lack of familiarity and burdens of complying with foreign laws, accounting and legal standards, regulatory requirements, tariffs, and other barriers;

•                  unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•                  lack of experience in connection with the localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•                  difficulties in managing systems integrators and technology collaborators;

•                  difficulties in adapting to differing technology standards;

•                  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•                  difficulties in managing and staffing international operations and differing legal and cultural expectations for employee relationships;

•                  fluctuations in exchange rates that may increase the volatility of our foreign-based expenses;

•                  potentially adverse tax consequences, including the complexities of foreign value-added tax, goods and services tax and other transactional taxes, and restrictions on the repatriation of earnings;

•                  reduced or varied protection for intellectual property rights in some countries; and

•                  difficulties in managing and adapting to differing cultures and customs.

Further, our international expansion efforts may be hindered by lower levels of Agile or cloud adoption and increased price sensitivity for our solutions or other cloud-based offerings in international markets. As a result of these and other factors, international expansion may be more difficult, take longer and not generate the results we anticipate, which could negatively impact our growth and business.

Prices for our solutions may face downward pressure, harming our operating results.

There are many factors that may lead to downward pressure on our prices, including competitors introducing lower-cost offerings, additional competitors entering the market, the use by potential or existing customers of alternative open source or other no or low cost offerings and larger competitors bundling competing offerings with additional products and services. In addition, we offer volume price discounts based on the number of seats purchased. As a result of these factors, we may be forced to reduce the prices we charge for our solutions, unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms as we have historically been able to. If we experience downward pressure on pricing, our revenue, gross profit and other operating results could be harmed.

Sales cycles to our customers can be lengthy and variable, which may cause changes in our operating results.

Our sales cycle can vary substantially from customer to customer. A number of factors influence the length and variability of our sales cycles, including, for example:

•                  the need to educate potential customers about the uses and benefits of Agile methods and our solutions;

•                  the discretionary nature of potential customers’ purchasing and budget cycles and decisions;

•                  the competitive nature of potential customers’ evaluation and purchasing processes;

•                  the functionality demands of potential customers;

•                  the announcement or planned introduction of new products by us or our competitors; and

•                  the purchasing approval processes of potential customers.

Our sales cycles can make it difficult to predict the quarter in which revenue from a new customer may first be recognized. We may incur significant sales and marketing expenses and invest significant time and effort in anticipation of a sale that may never occur or only occur in a smaller amount or at a later date than anticipated. Delays inherent to our sales cycles could cause significant variability in our revenue and operating results for any particular period.

The seasonality of our business can create significant variance in our quarterly bookings, perpetual license revenue and cash flow from operations.

Our customers tend to follow budgeting cycles, buying solutions at the beginning and end of a calendar year. We tend to experience some seasonality associated with bookings, perpetual license revenue and cash flow from operations in the first and fourth quarters of each fiscal year. As a result of these seasonal variations, our bookings, perpetual license revenue and cash flow from operations can fluctuate significantly between quarters. Our cash flow from operations has historically been higher in the first quarter of each fiscal year than in other quarters. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.

If we fail to manage our growth effectively, we may be unable to execute our business plan and maintain high levels of service.

We increased our number of full-time employees from 285 as of January 31, 2012, to 360 as of January 31, 2013 and to 378 as of April 30, 2013. Our revenue grew from $41.3 million in fiscal 2012, to $56.8 million in fiscal 2013, and from $13.0 million in the three months ended April 30, 2012 to $16.0 million in the three months ended April 30, 2013. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to add and expend additional resources in an effort to further expand our overall business, customer base, headcount and operations both domestically and internationally, but can give no assurance that our business or revenue will continue to grow at historical rates or at all. Creating a global organization and managing a geographically-dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. If we are unable to successfully manage our anticipated growth, our financial results may suffer.

Failure to maintain and expand our direct sales team may negatively impact our revenue growth.

We primarily sell our solutions through our direct sales force. Growing sales to both new and existing customers is in part dependent on our ability to expand our sales force. Identifying, recruiting and training additional sales personnel requires significant time, expenses and attention. If we are unable to hire, develop and retain sales personnel or if our new direct sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, we may not be able to increase our revenue and grow our business.

If we are unable to increase market awareness of our company and our solutions, our revenue may not continue to grow, or may decline.

Market awareness of our capabilities and solutions is essential to our ability to generate new leads for expanding our business and our continued growth. If we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed.

Adverse economic conditions or reduced IT or enterprise software spending may adversely impact our business.

Our business depends on the overall demand for IT and enterprise software spend and on the economic health of our current and prospective customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for us, and our existing customers and prospective customers, to forecast and plan future business activities accurately, and could cause our customers or prospective customers to reevaluate their decision to purchase our solutions. Weak global economic conditions, or a reduction in IT or enterprise software spending even if economic conditions improve, could harm our business in a number of ways, including longer sales cycles and lower prices for our solutions.

Security breaches may harm our business.

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures or those of our third-party data centers are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to customer data, our reputation will be damaged, our business may suffer and we could incur significant liability.

Our business is substantially dependent upon the continued adoption of cloud-based software solutions.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions for our cloud-based platform. We do not know whether the trend of adoption of enterprise cloud-based software solutions we have experienced in the past will continue in the future. Many organizations have invested substantial personnel and financial resources to integrate on-premise software tools into their businesses, and some have been reluctant or unwilling to migrate to cloud-based software solutions. Furthermore, some organizations, particularly enterprises upon which we are dependent, have been reluctant or unwilling to use cloud-based solutions because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if we or other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based software solutions as a whole, including for our solutions, may be negatively impacted. If the adoption of cloud-based software solutions does not continue at the rate we anticipate, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

If we fail to adequately manage our data-center infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our platform.

We have experienced significant growth in the number of users and amount of data that our hosting infrastructure supports. We seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provisioning of new data-center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service impairment that may subject us to financial penalties and liabilities and cause us to lose customers. If our data-center infrastructure capacity fails to keep pace with increased subscriptions, customers may experience delays or reductions in the quality of our service as we seek to obtain additional capacity, which could harm our reputation and harm our business.

Any disruption of service at the two data centers that house our equipment and deliver our solutions could harm our business.

Our users expect to be able to access our solutions 24 hours a day, seven days a week, without interruption. We have computing and communications hardware operations located in co-location data centers owned and operated by a third party in Denver, Colorado and in the Seattle, Washington area. We do not control the operation of these data centers and we are therefore vulnerable to any security breaches, power outages or other issues the data centers experience. We have experienced and expect that we will in the future experience interruptions, delays and outages in service and availability from time to time. For example, we experienced an unscheduled partial data center outage for greater than 30 minutes that affected all of our customers three times in fiscal 2013 and once in February 2013 at our Denver, Colorado data center.

The owner of our data centers has no obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to move to new data centers, and we may incur significant costs and possible service interruption in connection with doing so.

Our data centers are vulnerable to damage or interruption from human error, malicious acts, earthquakes, hurricanes, tornados, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. One of our data centers is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of this facility. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the data centers without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our solutions.

Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our solutions could harm our reputation and may damage our customers’ businesses. Interruptions in availability of our solutions might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or decide not to renew their subscriptions with us.

Our success depends on our ability to adapt to technological change and continue to innovate.

The market for Agile management solutions is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to introduce new solutions and enhance and improve existing solutions. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current solutions do not have. We may experience difficulties that could delay or prevent our development, introduction or implementation of new solutions and enhancements.

If we are unable to successfully develop or acquire new Agile management capabilities and functionality, enhance our existing solutions to anticipate and meet customer preferences, sell our solutions into new markets or adapt to changing industry standards in software development methodologies, our revenue and results of operations would be adversely affected.

If we fail to integrate our solutions with software applications and competitive or adjacent offerings that are developed by others, our solutions may become less marketable, less competitive or obsolete, and our operating results would be harmed.

Our solutions integrate with a variety of software applications, and also with competing and adjacent third-party offerings, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies. Any failure of our solutions to interoperate effectively with software applications and other Agile management offerings could reduce the demand for our solutions or result in customer dissatisfaction and harm to our business. If we are unable to respond to changes in the applications and tools with which our solutions interoperate in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete. Competitors may also impede our attempts to create interoperability between our solutions and competitive offerings, which may decrease demand for our solutions.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our solutions infringe its rights, the litigation could be expensive and could divert our management resources.

In addition, in most instances, we have agreed to indemnify our customers against claims that our solutions infringe the intellectual property rights of third parties. From time to time we have in the past received, and may in the future receive, requests for indemnification from our customers based on such claims. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•                  cease selling or using solutions that incorporate the intellectual property that we allegedly infringe;

•                  make substantial payments for legal fees, settlement payments or other costs or damages;

•                  obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•                  redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.

We could incur substantial costs in protecting our intellectual property from infringement, and any failure to protect our intellectual property could impair our business.

We seek to protect the source code for our proprietary software and other proprietary technology and information under a combination of copyright, trade secrets and patent law, and we seek to protect our brand through trademark law. Our policy is to enter into confidentiality agreements, or agreements with confidentiality provisions, with our employees, consultants, vendors and customers and to control access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solutions, especially the on-premise, installed version of our solutions, is difficult, and we are unable to determine the extent to which piracy of our software exists or will occur in the future. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the narrowing or invalidation of portions of our intellectual property and have a material adverse effect on our business, operating results and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Third parties may challenge the validity or ownership of our intellectual property, and these challenges could cause us to lose our rights, in whole or in part, to such intellectual property or narrow its scope such that it no longer provides meaningful protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our solutions and proprietary technology or information may increase.

There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property, our business, brand, operating results and financial condition could be materially harmed.

We rely on third-party software that is required for the development and deployment of our solutions, which may be difficult to obtain or which could cause errors or failures of our solutions.

We rely on software licensed from or hosted by third parties to offer our solutions. In addition, we may need to obtain licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development, maintenance and delivery of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions which could harm our business.

If our solutions contain serious errors or defects we may lose revenue and market acceptance and may incur costs to defend or settle product liability claims.

Complex software applications such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Our current and future solutions may contain serious defects, which could result in lost revenue or a delay in market acceptance.

Since our customers use our solutions for critical business purposes, defects or other performance problems could negatively impact our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to such claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be a distraction to management, time-consuming and costly to resolve, and could seriously damage our reputation in the marketplace, making it harder for us to sell our solutions and professional services.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline and you may lose part or all of your investment.

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or outlook may be due to a number of factors, including, but not limited to, those listed below:

•                  the extent to which our existing customers purchase additional subscriptions to our solutions or perpetual licenses to our solutions and the timing and terms of those purchases;

•                  the extent to which our existing customers renew their subscriptions for our solutions or maintenance for our solutions and the timing and terms of those renewals;

•                  the extent to which new customers are attracted to our solutions to satisfy their Agile management needs;

•                  the rate of adoption and market acceptance of Agile management solutions;

•                  the mix of our revenue, particularly between perpetual licenses and subscriptions for which the timing of revenue recognition is substantially different;

•                  the extent to which we enter into multi-year contracts, in which the fees are typically paid upfront;

•                  the addition or loss of large customers, including through acquisitions or consolidations;

•                  the number and size of new customers and the number and size of renewals in a particular period;

•                  changes in our pricing policies or those of our competitors;

•                  changes in the gross profit we realize on our solutions and professional services due to our differing revenue recognition policies applicable to perpetual licenses and subscription and support revenue and other variables;

•                  the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•                  the timing and success of new solutions introduced by us or new offerings offered by our competitors;

•                  the length of our sales cycles;

•                  other changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic collaborators;

•                  the timing of expenses related to the development of new products and technologies, including enhancements to our solutions;

•                  the timing of commissions earned by our sales personnel;

•                  our ability to manage our existing business and future growth, including increases in the number of customers on our platform;

•                  the seasonality of our business;

•                  the timing and expenses related to any international expansion efforts we may undertake and the success of such efforts;

•                  various factors related to disruptions in our cloud-based infrastructure, defects in our solutions, privacy and data security and exchange rate fluctuations, each of which is described elsewhere in these risk factors; and

•                  general economic, industry and market conditions.

We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

Perpetual license revenue is unpredictable and a material increase or decrease in perpetual license revenue from period-to-period can produce substantial variation in the total revenue we recognize in a given period.

We generally recognize perpetual license revenue upon delivery of our solutions to the customer. The timing of sales of perpetual licenses is difficult to predict and, as a result, the timing of recognition of associated revenue is unpredictable. A material increase or decrease in the sale of perpetual licenses from period to period could produce substantial variation in the revenue we recognize. Accordingly, comparing our perpetual license revenue on a period-to-period basis may not be a meaningful indicator of a trend or future results.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently do not invoice customers in foreign currency but may decide to do so in the future. We incur a portion of our operating expenses in Euros, British pounds sterling, Australian dollars and Canadian dollars, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

Changes in laws or regulations related to the Internet may diminish the demand for our solutions and could have a negative impact on our business.

We deliver our cloud-based solutions through the Internet. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or on commerce conducted via the Internet. These laws or charges could limit the viability of Internet-based solutions such as ours and reduce the demand for our solutions.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our solutions or changes in applicable export or import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business.

Furthermore, we incorporate encryption technology into certain of our solutions. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Encrypted solutions and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our solutions, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our solutions, including with respect to new releases of our solutions, may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions throughout their globally-distributed systems or, in some cases, prevent the export of our solutions to some countries altogether.

Moreover, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our solutions from being shipped or provided to U.S. sanctions targets, our solutions and services could be shipped to those targets or provided by third parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm.

Our use of open source software could negatively affect our ability to sell our solutions and subject us to possible litigation.

A portion of our technologies incorporate open source software, and we expect to continue to incorporate open source software in the future. Few of the licenses applicable to open source software have been interpreted by courts, and their application to the open source software integrated into our proprietary software may be uncertain. Moreover, we cannot provide assurance that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming infringement due to the reliance by our solutions on certain open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and comply with SEC regulations and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. As a newly public company, we are continuing to develop and refine the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We may need additional finance and accounting personnel with certain skill sets to assist us with the reporting requirements as a public company and to support our anticipated growth. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” for up to five years, although, we would cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Implementing changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our solutions to new and existing customers.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to (i) not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iii) exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. We will incur additional expenses when we eventually are required to comply with the requirements applicable to a public company that is not an emerging growth company. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less-active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur significant costs and devote substantial management time as a result of operating as a newly public company.

As a newly public company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and other legislation and rules implemented by the SEC, and the New York Stock Exchange impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance requirements. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, despite recent reform made possible by the JOBS Act, compliance with these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or committees, or as executive officers.

We may acquire other companies, such as our recent acquisition of Flowdock Oy, a company based in Helsinki, Finland, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of the acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities. For one or more of those transactions, we may:

•                  issue additional equity securities that would dilute our stockholders;

•                  use cash that we may otherwise need in the future to operate our business;

•                  incur debt on terms unfavorable to us or that we are unable to repay;

•                  incur large charges or substantial liabilities;

•                  encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•                  become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Any of these outcomes could harm our business and operating results.

The loss of key personnel or an inability to attract and retain highly skilled personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our senior management team and other key personnel. These key employees may terminate employment with us at any time with no advance notice. The replacement of these employees likely would involve significant time and costs, and the loss of these employees may significantly delay or prevent the achievement of our business objectives.

We face intense competition for qualified individuals from numerous technology and software companies. If we fail to attract and retain suitably qualified individuals, including software engineers and sales personnel, our ability to implement our business plan and develop and maintain our solutions could be adversely affected. As a result, our ability to compete would decrease, our operating results would suffer and our revenue would decrease.

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of our pre-tax earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, changes in federal, state or international tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of cloud-based companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct integrated operations world-wide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries and between our subsidiaries and us. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. Such reallocations may subject us to interest and penalties that would increase our consolidated tax liability and could adversely affect our financial condition, results of operations and cash flows.

If we fail to develop and maintain relationships with third parties, our business may be harmed.

Our business depends in part on the development and maintenance of technology integration, joint sales and reseller relationships. Maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Further, third parties may not perform as expected under any relationships that we may enter into, and we may have disagreements or disputes with third parties that could negatively affect our brand and reputation. If we are unsuccessful in establishing or maintaining relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.

We use cloud-based services for critical business processes such as financial reporting and human resources, and our inability to access these systems or their inability to function as intended or as we expect them to function could harm our business.

We use cloud-based services for critical business processes, such as human-capital management and payroll processing, processing, approval and payment of employee expense reports, and as our primary financial reporting and enterprise resource application system. If our vendors experience service impairments or outages, some of which may be related to third parties with which they partner, it may inhibit our ability to adhere to certain commitments we have made, both internally and externally, related to the delivery of financial information, including our reporting obligations as a public company, and, therefore, harm our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in April 2013 at a price of $14.00 per share, our stock price has ranged from $16.80 to $18.50 through April 30, 2013. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

•actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•price and volume fluctuations in the overall stock market from time to time;

•significant volatility in the market price and trading volume of comparable companies;

•changes in the market perception of Agile software development generally or in the effectiveness of our solutions in particular;

•announcements of technological innovations, new products, strategic alliances or significant agreements by us or by our competitors;

•litigation involving us;

•investors’ general perception of us;

•changes in general economic, industry and market conditions and trends; and

•recruitment or departure of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management’s attention and resources from our business.

We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire complementary businesses or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, reducing our product-development efforts or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our current loan and security agreement, could impose restrictions on our operations.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, if they publish negative evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If one or more of the analysts covering our business downgrade their evaluation of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock or fail to regularly publish reports on us, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. Furthermore, if our operating results fail to meet analysts’ expectations our stock price would likely decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

As of April 30, 2013, we had 23,933,586 shares of common stock outstanding.  17,189,086 of these shares are subject to lock-up agreements with the underwriters in our IPO that restrict the stockholders’ ability to transfer shares of our common stock.  The lock-up restrictions with respect to 100,000 of these shares will expire on July 12, 2013 and, unless such restrictions are released by the underwriters in our IPO with our consent prior to such date, the lock-up restrictions with respect to the remaining 17,089,086 of these shares will expire on October 9, 2013.  Following expiration of these restrictions on such dates, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, these shares will be eligible for sale.  In addition, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, shares issued or issuable upon exercise of warrants or vested options as of October 9, 2013 will be eligible for sale at that time.

Certain holders of shares of our common stock and warrants to purchase our common stock are entitled to rights with respect to the registration of their shares of common stock under the Securities Act as of October 9, 2013. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of stock by these security-holders could have a material adverse effect on the trading price of our common stock.

Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, or the perception that any of these events might occur could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our stock and are able to exert substantial control over matters subject to stockholder approval.

As of April 30, 2013, our directors, executive officers, principal stockholders and their respective affiliates beneficially owned or controlled, directly or indirectly and including shares issuable upon the exercise of outstanding options and warrants exercisable within 60 days of April 30, 2013, in the aggregate approximately 62.7% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, and might affect the market price of our common stock.

Because we do not expect to pay any dividends on our common stock for the foreseeable future, returns will be limited to changes in the value of our common stock.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently limited by the terms of our existing loan and security agreement, which prohibits our payment of dividends on our capital stock without prior consent, and any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our Board of Directors or management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may depress the market price of our common stock by acting to discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors or our management. Our corporate governance documents include provisions:

•                  establishing a classified board of directors with staggered three-year terms so that not all members of our Board of Directors are elected at one time;

•                  providing that directors may be removed by stockholders only for cause;

•                  limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•                  requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•                  authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

•                  limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Sales

On February 5, 2013, we issued 119,993 shares of our common stock to nine investors in connection with an acquisition of all the outstanding shares of Flowdock Oy, a company based in Helsinki, Finland.  The offers, sales and issuances of such shares either were made outside the United States pursuant to Regulation S under the Securities Act or were deemed to be exempt from the registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering.

From February 1, 2013 through April 30, 2013, we issued and sold an aggregate of 122,094 shares of our common stock to our employees and former employees upon the exercise of options under our 2002 Stock Option Plan, at exercise prices ranging from $0.65 to $10.78 per share, for an aggregate exercise price of $262,009. The offers, sales and issuances of such shares were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder because the transactions were made under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

From February 1, 2013 through April 30, 2013, pursuant the terms of our 2002 Stock Option Plan, we granted to our employees (i) options to purchase an aggregate of 167,604 shares of our common stock, at an exercise price of $10.78 per share and (ii) 119,998 restricted stock units. We received no cash consideration for the issuance of the options or restricted stock units. The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder because the transactions were made under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

On April 17, 2013, upon the closing of our IPO, all of our then-outstanding redeemable convertible preferred stock was automatically converted into 14,335,869 shares of our common stock and all of our then-outstanding warrants to purchase redeemable convertible preferred stock were automatically converted into warrants to purchase 137,646 shares of our common stock. The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds

On April 17, 2013, we closed our IPO, in which we issued and sold 6,900,000 shares of common stock, including 900,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $14.00 per share, for aggregate gross proceeds to us of $96.6 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statements on Form S-1 (File Nos. 333-187173 and 333-187876), which were declared effective by the SEC on April 11, 2013.Deutsche Bank Securities Inc., Piper Jaffray & Co., JMP Securities LLC, Needham & Company, LLC and William Blair & Company LLC acted as the underwriters. The offering commenced on April 11, 2013 and did not terminate before all of the securities registered in the registration statements were sold.

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of April 30, 2013, we had not used any of those proceeds. Subsequent to April 30, 2013, we invested a portion of the net offering proceeds into additional certificates of deposits. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated April 11, 2013 filed with the SEC on April 12, 2013 pursuant to Rule 424(b) of the Securities Act. At April 30, 2013, $1.2 million of expenses incurred in connection with the offering have not been paid.

(c) Issuer Purchases of Equity Securities

None

Item 3.                                 Defaults upon Senior Securities

Not applicable

Item 4.                                 Mine Safety Disclosures

Not applicable

Item 5.                                 Other Information

On February 5, 2013, our stockholders, acting by written consent, approved our acquisition of Flowdock Oy, a company based in Helsinki, Finland, the issuance of shares of our common stock in connection therewith, and an amendment and restatement of the 2002 Plan to, among other things, increase the total number of shares that may be issued under the 2002 Plan by 180,000.  On March 1 2013, our stockholders, acting by written consent, approved an amendment of the 2002 Plan to, among other things increase the total number of shares that may be issued under the 2002 Plan by 152,000.  On March 29, 2013, our stockholders, acting by written consent, approved an amendment and restatement of our pre-IPO certificate of incorporation to, among other things, effect a 1-for-2.5 reverse stock split of our then-outstanding capital stock, a separate amendment and restatement of our certificate of incorporation and bylaws, to be effective upon closing of the IPO, the 2013 Plan and the 2013 ESPP, the form of our director and executive officer indemnification agreement, and a decrease in the authorized size of our pre-IPO Board of Directors.

On June 10, 2013, the Compensation Committee of our Board of Directors approved the payment of a $0.1 million bonus to James Lejeal, our Chief Financial Officer.

On June 10, 2013, we entered into an Amended and Restated Office Lease with our landlord, 3333 Walnut, LLC. This amended and restated lease supersedes and replaces our existing lease for our current headquarters located at 3333 Walnut Street, Boulder, CO, 80301. In addition to the office space we currently occupy, the amended and restated lease provides for the lease by us of an additional 89,000 square feet of office space in a building to be constructed adjacent to our office.

The initial term of the lease of the new space is ten years and will commence upon the occupancy date of the new space, currently expected to be on or about November 1 2014, and extend through October 31, 2024, in each case subject to change based on the construction schedule for the new space. The lease term for the current space has been extended to end contemporaneously with the end of the initial term for the new space. We have the option to extend the term of the lease for two periods of five years each.

We will provide a cash security deposit of $4.2 million for both our existing office space and the new office space to an escrow agent no later than July 10, 2013. This security deposit will replace the current security deposit, which is a $2.5 million letter of credit. Provided that we have not been default under the amended and restated lease and have met certain financial covenants during the five-year period commencing upon our occupancy of the new premises, we have the right to reduce the security deposit to $2.1 million. The amended and restated lease also provides us with a tenant finish allowance of approximately $4.6 million.

Our financial obligation during the term of the amended and restated lease includes approximately $39.9 million in monthly rental payments, inclusive of $12.3 million that remained payable under the prior lease, and additional operating expenses. Furthermore, we are obligated to indemnify the landlord for any losses incurred in connection with our use of the premises.

Item 6.           Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.1

Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement, by and among Rally Software Development Corp. and the stockholders named therein, dated as of April 1, 2013 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.2

Amended and Restated 2002 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-187889), originally filed with the Securities and Exchange Commission on April 12, 2013)

10.3

Forms of Stock Option Agreement and Option Grant Notice under Amended and Restated 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.4

2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-187889), originally filed with the Securities and Exchange Commission on April 12, 2013)

10.5

Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.6

Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.7

2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-187889), originally filed with the Securities and Exchange Commission on April 12, 2013)

10.8

Form of Indemnification Agreement made by and between Rally Software Development Corp. and each of its directors and officers (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.9

Management bonus program for the first half of fiscal 2014 (incorporated herein by reference to Exhibit 10.14.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.10

Sales Compensation Plan between Rally Software Development Corp. and Don F. Hazell for the first quarter of fiscal 2014 (incorporated herein by reference to Exhibit 10.15.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.11

Rally Software Development Corp. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.12	Amended and Restated Office Lease, by and between Rally Software Development Corp. and 3333 Walnut, LLC, dated as of June 10, 2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2013 and January 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended April 30, 2013 and April 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 30, 2013 and April 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2013 and April 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1)         This certification accompanies the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on June 13, 2013.

RALLY SOFTWARE DEVELOPMENT CORP.

By:	/s/ Timothy A. Miller

Timothy A. Miller
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ James M. LeJeal

James M. LeJeal
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.1

Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement, by and among Rally Software Development Corp. and the stockholders named therein, dated as of April 1, 2013 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.2

Amended and Restated 2002 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-187889), originally filed with the Securities and Exchange Commission on April 12, 2013)

10.3

Forms of Stock Option Agreement and Option Grant Notice under Amended and Restated 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.4

2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-187889), originally filed with the Securities and Exchange Commission on April 12, 2013)

10.5

Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.6

Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.7

2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-187889), originally filed with the Securities and Exchange Commission on April 12, 2013)

10.8

Form of Indemnification Agreement made by and between Rally Software Development Corp. and each of its directors and officers (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.9

Management bonus program for the first half of fiscal 2014 (incorporated herein by reference to Exhibit 10.14.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.10

Sales Compensation Plan between Rally Software Development Corp. and Don F. Hazell for the first quarter of fiscal 2014 (incorporated herein by reference to Exhibit 10.15.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.11

Rally Software Development Corp. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)

10.12	Amended and Restated Office Lease, by and between Rally Software Development Corp. and 3333 Walnut, LLC, dated as of June 10, 2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2013 and January 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended April 30, 2013 and April 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 30, 2013 and April 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2013 and April 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1)         This certification accompanies the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.