Form 10-Q
period 2013-07-31
Rally Software Development Corp
filed 2013-09-11
CIK 1313911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

On August 30, 2013, the registrant had 24,395,641 shares of common stock, $0.0001 par value per share, outstanding.

RALLY SOFTWARE DEVELOPMENT CORP.

FORM 10-Q

Quarterly Period Ended July 31, 2013

Rally, the Rally logo and other trademarks or service marks of Rally Software Development Corp. appearing in this Quarterly Report on Form 10-Q are the property of Rally Software Development Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 31, 2013	January 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,653	$17,609
Accounts receivable, net	11,068	16,318
Other receivables	64	288
Prepaid expenses and other current assets	3,087	1,912
Total current assets	118,872	36,127
Property and equipment, net	7,445	4,156
Goodwill	2,282	—
Other assets	549	1,572
Total assets	$129,148	$41,855
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,150	$1,945
Accrued liabilities	2,478	3,062
Deferred revenue	31,900	32,984
Other current liabilities	1,553	727
Total current liabilities	39,081	38,718
Deferred revenue, net of current portion	4,266	5,206
Deferred rent expense, net of current portion	916	939
Warrants for redeemable convertible preferred stock, at estimated fair value	—	1,604
Total liabilities	44,263	46,467
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value per share:
Series E redeemable convertible preferred stock:
At July 31, 2013 and January 31, 2013, authorized, zero and 1,600,000 shares, respectively; issued and outstanding, zero and 1,553,393 shares, respectively (liquidation value of $20,000 at January 31, 2013)	—	19,882
Series D redeemable convertible preferred stock:
At July 31, 2013 and January 31, 2013, authorized, zero and 2,247,941 shares, respectively; issued and outstanding, zero and 2,226,860 shares, respectively (liquidation value $15,850 at January 31, 2013)	—	15,803
Series A-1 redeemable convertible preferred stock:
At July 31, 2013 and January 31, 2013, authorized, zero and 3,409,977 shares, respectively; issued and outstanding, zero and 3,368,552 shares, respectively (liquidation value of $8,421 at January 31, 2013)	—	8,395
Series B redeemable convertible preferred stock:
At July 31, 2013 and January 31, 2013, authorized, zero and 2,882,062 shares, respectively; issued and outstanding, zero and 2,836,586 shares, respectively (liquidation value of $7,985 at January 31, 2013)	—	7,957
Series C redeemable convertible preferred stock:
At July 31, 2013 and January 31, 2013, authorized, zero and 4,531,291 shares, respectively; issued and outstanding, zero and 4,350,478 shares, respectively (liquidation value of $16,412 at January 31, 2013)	—	16,373
Total redeemable convertible preferred stock	—	68,410
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share. At July 31, 2013 and January 31, 2013, authorized, 10,000,000 and zero, respectively; issued and outstanding, zero shares	—	—
Common stock, $0.0001 par value per share. At July 31, 2013 and January 31, 2013, authorized, 200,000,000 and 50,000,000 shares, respectively; issued and outstanding, 24,384,456 and 2,398,895 shares, respectively	3	1
Additional paid-in capital	168,504	2,503
Accumulated deficit	(83,597)	(75,529)
Accumulated other comprehensive (loss) income	(25)	3
Total stockholders’ equity (deficit)	84,885	(73,022)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$129,148	$41,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenue:
Subscription and support	$14,220	$10,457	$27,593	$19,987
Perpetual license	2,735	1,407	3,364	3,018
Total product revenue	16,955	11,864	30,957	23,005
Professional services	2,840	1,763	4,888	3,600
Total revenue	19,795	13,627	35,845	26,605
Cost of revenue (1):
Product	1,800	1,226	3,485	2,379
Professional services	2,336	1,830	4,209	3,416
Total cost of revenue	4,136	3,056	7,694	5,795
Gross profit	15,659	10,571	28,151	20,810
Operating expenses (1):
Sales and marketing	9,085	6,537	17,919	13,543
Research and development	5,051	3,505	10,131	6,545
General and administrative	3,782	2,567	7,636	4,853
Sublease termination income	—	—	—	(839)
Total operating expenses	17,918	12,609	35,686	24,102
Loss from operations	(2,259)	(2,038)	(7,535)	(3,292)
Other (expense) income:
Interest and other income	36	30	49	31
Interest expense	(2)	(237)	(464)	(676)
Loss on foreign currency transactions and other gain (loss)	(4)	(15)	(24)	(44)
Loss before provision for income taxes	(2,229)	(2,260)	(7,974)	(3,981)
Provision for income taxes	49	—	94	—
Net loss	$(2,278)	$(2,260)	$(8,068)	$(3,981)
Net loss per share:
Basic and diluted	$(0.09)	$(1.09)	$(0.53)	$(1.96)
Weighted-average shares outstanding:
Basic and diluted	24,014	2,068	15,109	2,029

(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Cost of product revenue	$39	$4	$105	$7
Cost of professional services revenue	46	6	65	10
Sales and marketing	302	52	407	89
Research and development	402	38	626	65
General and administrative	261	145	431	263
	$1,050	$245	$1,634	$434

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net loss	$(2,278)	$(2,260)	$(8,068)	$(3,981)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19)	(9)	(29)	1
Comprehensive loss	$(2,297)	$(2,269)	$(8,097)	$(3,980)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended July 31,
	2013	2012
Cash flow from operating activities:
Net loss	$(8,068)	$(3,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,302	852
Noncash stock-based compensation expense	1,634	434
Noncash interest expense	462	674
Noncash sublease termination income	—	(839)
Changes in operating assets and liabilities:
Accounts receivable	5,250	(857)
Other receivables	227	(116)
Prepaid expenses and other current assets	(1,151)	(560)
Other assets	(225)	(58)
Accounts payable and accrued liabilities	(110)	148
Deferred revenue	(2,024)	4,349
Other current liabilities	826	481
Deferred rent expense, net of current portion	(22)	832
Other long-term liabilities	—	8
Net cash provided by (used) in operating activities	(1,899)	1,367
Cash flows from investing activities:
Purchase of property and equipment	(2,679)	(704)
Proceeds from sale of assets	—	5
Purchase of Agile Advantage, Inc. assets	—	(420)
Purchase of Flowdock Oy, net of cash received	(2,857)	—
Net cash used in investing activities	(5,536)	(1,119)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	89,838	—
Proceeds from follow-on offering, net of underwriting discounts and commissions	5,884	—
Proceeds from exercise of common stock options	409	93
Deferred offering costs	(1,652)	(62)
Payments on capital lease obligations	—	(21)
Net cash provided by financing activities	94,479	10
Net increase in cash and cash equivalents	87,044	258
Cash and cash equivalents-beginning of period	17,609	19,452
Cash and cash equivalents-end of period	$104,653	$19,710

Supplementary information:
Cash paid for interest	$2	$2
Cash paid for income taxes	116	—
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$68,410	$—
Conversion of preferred stock warrants to common stock warrants	2,066	—
Common stock issued as partial consideration for purchase of Flowdock Oy	1,293	—
Property and equipment purchases in accounts payable	121	257
Deferred offering costs included in accounts payable	607	1,017

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

Our headquarters are located in Boulder, Colorado and we are incorporated in the state of Delaware. At July 31, 2013, we had six subsidiaries: Rally Software Development International Corp. (RSDI); Rally Software Development Australia Pty Limited; Rally Software Development Netherlands B.V.; Rally Software Development Canada B.C. Ltd.; Rally Singapore Pte Ltd.; and Flowdock Oy.

Our fiscal year ends on January 31. Our fiscal quarters end April 30, July 31, October 31 and January 31.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The results of operations for the three and six months ended July 31, 2013 are not necessarily indicative of the results to be expected for the year ending January 31, 2014 or for other interim periods or future years. The condensed consolidated balance sheet as of January 31, 2013 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus dated July 24, 2013, filed with the Securities and Exchange Commission (SEC) on July 25, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Securities Act).

(b) Initial Public Offering and Follow-On Public Offering

On April 17, 2013, we closed our initial public offering (IPO) of 6,900,000 shares of common stock, including 900,000 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in our IPO was $14.00 per share. All outstanding shares of our redeemable convertible preferred stock converted to 14,335,869 shares of common stock and all outstanding preferred stock warrants converted into warrants to purchase common stock at the closing of our IPO. Our shares of common stock are traded on the New York Stock Exchange under the symbol “RALY”. We received proceeds from our IPO of $89.8 million, net of underwriting discounts and commissions, but before offering expenses of $2.9 million. Deferred offering expenses at January 31, 2013 of $1.5 million were recorded as other assets. These offering expenses, and additional expenses incurred from February 2013 through the closing of our IPO of approximately $1.4 million, have been reclassified as additional paid-in capital. No deferred offering costs related to our IPO are in accounts payable as of July 31, 2013.

On July 30, 2013, we closed our follow-on public offering in which we and certain of our stockholders sold an aggregate of 5,589,455 shares of common stock, including 729,058 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in the offering was $24.75 per share. Of the 5,589,455 shares of common stock sold in the offering, 250,000 shares were sold by us and 5,339,455 shares were sold by selling stockholders. We received proceeds from the offering of $5.9 million, net of  underwriting discounts and commissions, but before offering expenses of $0.6 million. Approximately $0.6 million of deferred offering costs related to the offering are in accounts payable as of July 31, 2013.

(c) Reverse Stock Split

On March 27, 2013, our Board of Directors approved a 1-for-2.5 reverse stock split of our then-outstanding common stock and redeemable convertible preferred stock. The reverse stock split became effective upon filing of an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on April 1, 2013. Upon the effectiveness of the reverse stock split, (i) every two and one-half shares of then-outstanding common stock and redeemable convertible preferred stock were decreased to one share of common stock and redeemable convertible preferred stock, respectively, (ii) the number of shares of common stock into which each outstanding option and warrant to purchase common stock is exercisable was proportionally decreased on a 1-for-2.5 basis and the exercise price of each outstanding option and warrant to purchase common stock was proportionately increased on a 1-for-2.5 basis and (iii) the number of shares of then-outstanding redeemable convertible preferred stock into which each then outstanding warrant to purchase redeemable convertible preferred stock is exercisable was proportionally decreased on a 1-for-2.5 basis and the exercise price of each outstanding warrant to purchase then outstanding redeemable convertible preferred stock was proportionately increased on a 1-for-2.5 basis. All of the share numbers, share prices, and exercise prices have been retroactively adjusted to reflect the reverse stock split in this Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and these notes.

(d) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The more critical estimates and related assumptions that affect our consolidated financial condition and results of operations are in the areas of revenue recognition; measurement of the fair value of equity instruments; capitalization of software development costs; certain self-insurance liabilities; and income taxes. We have engaged, and may in the future engage, third-party valuation specialists to assist with estimates related to the valuation of our equity instruments. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates.

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

(h) Insurance and Self-Insurance Reserves

Effective January 1, 2013, we use a combination of insurance and self-insurance plans to provide for the potential liabilities for employee medical health care benefits. Claims with dates of service prior to January 1, 2013 are covered and paid by our prior premium-based medical insurance plan. Liabilities associated with the risks that are retained by us are estimated by considering historical claims experience and severity factors. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.2 million at July 31, 2013, and the amount was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

Professional services revenue is accounted for separately from subscription and perpetual license revenue when VSOE exists and, for subscriptions, has stand-alone value to the customer. Professional services are generally provided on a time-and-materials basis. The services that are provided on a time-and-materials basis are recognized as services are provided. However, professional services that do not have stand-alone value to the customer are recognized ratably over the remaining subscription period. We present reimbursements received for out of pocket expenses within professional services revenue. Reimbursements received were approximately $0.3 million and $0.2 million for the three months ended July 31, 2013 and 2012, respectively, and approximately $0.5 million and $0.3 million for the six months ended July 31, 2013 and 2012, respectively.

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

(l) Stock-Based Compensation

Stock-based compensation to employees and members of our Board of Directors is measured at the grant-date fair values of the respective options to purchase our common stock, and expensed on a straight-line basis over the period in which the holder is required to provide services, which is usually the vesting period. We determine the grant-date fair value of all stock options using the Black-Scholes option pricing model. An estimate of forfeitures is applied when calculating compensation expense. Restricted stock and restricted stock units are measured at intrinsic value at the date of grant and expensed on a straight-line basis over the period in which the holder is required to provide services, which is generally the vesting period. We recognize compensation expense related to shares issued pursuant to our 2013 Employee Stock Purchase Plan (the 2013 ESPP), on a straight-line basis over the offering period, which is generally one year.

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

We believe that the carrying amounts of our financial instruments, including cash equivalents, approximate their fair value due to the short-term maturities of these instruments. The carrying amount of cash equivalents, which consists of a money market mutual fund, a bank money market account and certificates of deposits, was $101.4 million and $15.1 million as of July 31, 2013 and January 31, 2013, respectively, and approximates fair value based on quoted market prices, which are Level 1 inputs.

(o) Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At July 31, 2013, we had $50.0 million in certificates of deposits at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, and approximately $41.4 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. Primarily all of the remaining amount of cash and cash equivalents were held in demand deposits, a certificate of deposit or a bank money market account at two financial institutions that we believe to be creditworthy. We perform ongoing evaluations of our customers’ financial condition and do not require any collateral to support receivables. At July 31, 2013 one customer with a balance of approximately $1.2 million represented 10.9% of accounts receivable. At January 31, 2013, no customer accounted for more than 10% of accounts receivable. During the three and six months ended July 31, 2013 and 2012, no customer represented more than 10% of revenue.

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

The acquisition of Flowdock was accounted for as a purchase of a business, and accordingly, the total purchase price has been preliminarily allocated to the tangible and identifiable intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Flowdock, we recorded intangible assets of $4.4 million, which was comprised of $1.9 million related to developed software and technology, $0.2 million related to trademark and domain names and $2.3 million related to goodwill. The estimated useful life of the acquired developed software and technology is five years and the estimated useful life of the trademark and domain names is 15 years. Purchase accounting is preliminary, subject to finalization of our estimate of the fair value of assets acquired and liabilities assumed, including certain deferred tax assets.

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

(4) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives with the exception of leasehold improvements, which is depreciated over the shorter of the useful life of the asset or the related lease term. As of July 31, 2013 and January 31, 2013, property and equipment consisted of the following (in thousands):

	July 31, 2013	January 31, 2013
Computers, peripherals and software	$10,398	$6,011
Office furniture and equipment	1,488	1,332
Leasehold improvements	1,408	1,371
	13,294	8,714
Less accumulated depreciation and amortization	(5,849)	(4,558)
	$7,445	$4,156

Depreciation and amortization expense related to property and equipment and other assets for the three months ended July 31, 2013 and July 31, 2012 was $0.7 million and $0.4 million, respectively, and for the six months ended July 31, 2013 and July 31, 2012 was $1.3 million and $0.9 million, respectively.

(5) Accrued Liabilities

Accrued liabilities as of July 31, 2013 and January 31, 2013 consisted of the following (in thousands):

	July 31, 2013	January 31, 2013
Accrued vacation and employee benefits	$1,506	$992
Accrued bonuses	67	354
Accrued commissions and salary	905	1,716
	$2,478	$3,062

(6) Note Payable and Revolving Line of Credit

In February 2012, we amended our loan and security agreement (LSA) with Square 1 Bank to increase the availability to $12.0 million and to increase the amount available pursuant to the corporate credit card line and letters of credit to $3.0 million. In January 2013, we amended the LSA to extend the maturity from February 2013 to February 2014.

Advances bear interest at the prime rate then in effect plus 3.00%, with a floor of 5.25%. This facility is subject to borrowing base calculations based on eligible accounts receivable. At July 31, 2013, availability under the LSA, considering the borrowing base calculation, was $8.6 million. At July 31, 2013, we had a letter of credit outstanding for $2.5 million, which represented the security deposit on the operating lease for our corporate headquarters and reduced the amount available pursuant to the revolving line of credit to $6.1 million.

No amounts were outstanding on the revolving line of credit as of July 31, 2013.

The loan is secured by substantially all our assets and includes a restriction on our ability to pledge our intellectual property. The LSA includes financial covenants and other customary affirmative and negative covenants. The primary financial covenant is an adjusted quick ratio. The adjusted quick ratio is defined as cash at the bank plus accounts receivable less than 90 days old from invoice date as compared to current liabilities excluding deferred revenue. We must maintain an adjusted quick ratio of at least 1.10 to 1.00. The LSA also contains customary event of default provisions. We believe we were in compliance with all covenants at July 31, 2013.

(7) Warrants

The following table summarizes information about preferred stock warrants outstanding at April 17, 2013 (close of IPO) and January 31, 2013:

	Preferred Stock Warrants
	A-1	B	C
Number of warrants outstanding	32,750	40,141	64,755
Exercise price	$2.50	$2.82	$3.78
Expiration	July 2015	May 2014 - June 2018	October 2015 - June 2018

In connection with the closing of our IPO, each of the preferred stock warrants automatically converted into a warrant to purchase shares of common stock with substantially the same terms. So long as the warrants remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of interest expense. We did not recognize any interest expense during the three months ended July 31, 2013 and recognized $0.2 million during the three months ended July 31, 2012, and $0.5 million and $0.7 million during the six months ended July 31, 2013 and July 31, 2012, respectively, for the change in the fair value of the warrants. At the time of conversion of the warrants upon the closing of our IPO, the fair value of the warrants was $2.1 million, which was reclassified as a component of additional paid-in capital.

At April 17, 2013 and January 31, 2013, the fair value of the warrant liability was calculated using the following underlying assumptions:

	April 17, 2013 (Close of IPO)	January 31, 2013
Risk-free interest rate	0.71%	0.88%
Expected term	Remaining contractual term	Remaining contractual term
Expected dividend yield	—	—
Expected volatility	49.0%	49.0%

Prior to the closing of our IPO, we also had two outstanding common stock warrants exercisable for 26,000 and 22,400 shares of common stock at $0.65 and $0.0025 per share, respectively.  The warrants, which were scheduled to expire in November 2016 and May 2021, automatically net exercised at the closing of our IPO on April 17, 2013 for 24,793 and 22,396 shares of common stock, respectively.

During the three months ended July 31, 2013, we issued 107,435 shares of our common stock upon the net exercise of common stock warrants to acquire 123,918 shares having a weighted average exercise price of $3.13 per share. We did not receive any cash proceeds in connection with these exercises. At July 31, 2013, 13,728 common stock warrants were outstanding with a weighted average exercise price of $3.78 per share.

(8) Redeemable Convertible Preferred Stock

On April 17, 2013, upon the closing of our IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted to 14,335,869 shares of common stock.

The following tables present our activity for redeemable convertible preferred stock for the six months ended July 31, 2013 (in thousands except shares):

	Redeemable Convertible Preferred Stock
	Series A-1		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 1, 2013	3,368,552	$8,395	2,836,586	$7,957	4,350,478	$16,373
Conversion of preferred stock into common stock	(3,368,552)	(8,395)	(2,836,586)	(7,957)	(4,350,478)	(16,373)
Balance, July 31, 2013	—	$—	—	$—	—	$—

	Redeemable Convertible Preferred Stock
	Series D		Series E
	Shares	Amount	Shares	Amount	Total
Balance, February 1, 2013	2,226,860	$15,803	1,553,393	$19,882	$68,410
Conversion of preferred stock into common stock	(2,226,860)	(15,803)	(1,553,393)	(19,882)	(68,410)
Balance, July 31, 2013	—	$—	—	$—	$—

(9) Stock Awards

In April 2002, we established our 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Incentive stock options may only be granted to employees.  All other awards may be granted to employees, directors and consultants.  On February 4, 2013 and on March 1, 2013 our Board of Directors increased the shares authorized for grant pursuant to the 2002 Plan by 180,000 and 152,000, respectively. Our stockholders approved these increases on February 5, 2013 and March 1, 2013, respectively. As of July 31, 2013, we had 3,727,891shares of common stock reserved for issuance under the 2002 Plan, of which 1,933,357 had been issued upon the exercise of options and the issuance of restricted stock awards, 1,513,976 were subject to outstanding options, 119,998 were subject to outstanding restricted stock unit awards, and 160,560 were available for grant.

On March 19, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the 2013 Plan) and the 2013 ESPP. On March 29, 2013, our stockholders also approved the 2013 Plan and the 2013 ESPP, each of which became effective on April 11, 2013.

The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation. The 2013 Plan also provides for the grant of performance cash awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of July 31, 2013, we had 2,346,695 shares of common stock reserved for issuance under the 2013 Plan, of which 241,700 were subject to outstanding options, 106,000 were subject to outstanding restricted stock unit awards and 1,998,995 were available for grant. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the lesser of 5% of the total number shares of our common stock outstanding on the immediately preceding January 31, or a lesser amount of shares determined by our Board of Directors.

The 2013 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. As of July 31, 2013, we had 469,339 shares of common stock reserved for issuance under the 2013 ESPP. The number of shares of common stock reserved for issuance will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the least of (i) 2% of the total number of shares of our common stock outstanding on the immediately preceding January 31; (ii) 1,408,017 shares of common stock; or (iii) a lesser amount of shares determined by our Board of Directors.

Stock Options

Options granted generally vest over four years with 25% vesting on the first year anniversary and the remainder continuing to vest ratably every month thereafter, and expire no more than 10 years from the date of grant. We recognize compensation cost on a straight-line basis over the requisite service period of the award.

During the six months ended July 31, 2013 and 2012, we granted options to employees and nonemployees to purchase 409,301 and 125,620 shares of common stock at a weighted-average exercise price of $18.85 and $8.53 per share and a weighted-average fair value on the date of grant of $9.71 and $4.58 per share, respectively. The intrinsic value of stock options exercised during the six months ended July 31, 2013 and 2012 was $2.8 million and $0.9 million, respectively.

The following table is a summary of stock option activity for the six months ended July 31, 2013:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 1, 2013	1,597,354	$4.19
Granted	409,301	18.85
Exercised	(215,510)	1.90
Forfeited	(35,469)	5.10
Outstanding at July 31, 2013	1,755,676	7.87

The following table summarizes information about stock options outstanding and exercisable as of July 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.55 - 0.98	306,556	4.76	$0.79	305,830	$0.79
1.65 – 2.23	130,315	7.15	1.97	89,382	1.94
5.48	626,998	8.01	5.48	311,293	5.48
5.92 — 10.78	450,107	9.00	8.83	114,258	7.28
24.01 — 28.19	241,700	9.89	24.44	3,475	24.82
	1,755,676			824,238

Options outstanding at July 31, 2013 have a weighted-average remaining contractual life of 7.9 years and a weighted-average exercise price of $7.87 per share and options exercisable have a weighted-average exercise price of $3.68 per share. As of July 31, 2013 and January 31, 2013, the aggregate intrinsic value of options outstanding was $35.7 million and $10.5 million, respectively. As of July 31, 2013 and January 31, 2013, the aggregate intrinsic value of options exercisable was $20.2 million and $7.0 million, respectively.

We have computed the fair value of all options granted during the three and six months ended July 31, 2013 and 2012 using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rates, volatility, expected dividend yield, and expected option life. The use of different assumptions could cause significant adjustments to fair value. We estimated a volatility factor based on the common stock of peer companies, and have estimated forfeiture rates based on past historical experience. We applied the simplified method (the average of the period from vesting to expiration) to determine the expected option life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, we have computed the fair value of all options granted during the three and six months ended July 31, 2013 and 2012 using the following weighted-average assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Risk-free interest rate	1.36% – 1.70%	0.79% - 0.88%	1.01% - 1.70%	0.79% - 1.40%
Expected life	5.27 – 6.08 years	5.98 – 6.08 years	5.27 – 6.08 years	5.91 – 6.08 years
Expected dividend yield	—	—	—	—
Expected volatility	53.9%	58.1% - 58.3%	53.9% - 56.8%	57.9% - 58.3%

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits realized from exercised stock options. As of July 31, 2013, we had $4.4 million of unrecognized compensation costs related to unvested stock options granted pursuant to the 2002 Plan and the 2013 Plan, and the cost was expected to be recognized over a weighted-average period of 3.24 years.

Restricted Stock Units

On February 5, 2013, we granted 119,998 restricted stock units (RSUs) to certain employees under the 2002 Plan. 50% of the RSUs become fully vested in April 2014 and the remaining 50% becomes fully vested in February 2015. 50,000 of the RSUs are subject to cancellation or forfeiture in satisfaction of certain indemnification obligations under the share purchase agreement entered into in connection with the purchase of Flowdock. The grant date fair value of the RSUs was $10.78 per share and the aggregate grant date fair value was $1.3 million, which is expected to be recognized over the applicable vesting period.

During the three months ended July 31, 2013, we granted 106,000 RSUs to certain employees under the 2013 Plan. The RSUs generally vest in annual installments over four years. The weighted average grant date fair value of the RSUs was $24.78 per share and the aggregate grant date fair value was $2.6 million, which is expected to be recognized over the applicable vesting period.

As of July 31, 2013, all of the RSUs were unvested. Unrecognized stock-based compensation with respect to all RSUs was $3.7 million as of July 31, 2013.

Restricted Stock

On July 31, 2012 and in connection with our acquisition of Agile Advantage, Inc., we issued 9,600 shares of restricted stock. All of such shares vested in full on July 19, 2013. The fair value of approximately $0.1 million was recorded as compensation expense over twelve months. The restricted stock was issued from the 2002 Plan and reduced the number of shares available for grant.

Employee Stock Purchase Plan

The price at which common stock is purchased under the 2013 ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on a purchase date, whichever is lower. The initial offering commenced on April 11, 2013 and the initial purchase date is currently anticipated to be December 13, 2013. As such, no shares were issued under the 2013 ESPP during the three and six months ended July 31, 2013. Accumulated employee withholdings of $0.9 million at July 31, 2013 were included in other current liabilities.

The following weighted-average assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2013 Employee Stock Purchase Plan:

Three and Six Months Ended July 31, 2013
Expected volatility	45.6%
Expected term (in years)	0.67 — 1.17
Risk-free interest rate	0.09% - 0.11%
Dividend yield	—

As of July 31, 2013, we had $0.8 million of unrecognized compensation costs related to the 2013 ESPP and the cost was expected to be recognized over a weighted-average period of 0.7 years.

(10) Information by Geographic Areas

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s seats are provisioned. The ship-to country is generally the same as the billing country. The following tables present our revenue by geographic region for the three and six months ended July 31, 2013 and 2012 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
United States	$16,709	$12,104	$30,542	$23,304
International	3,086	1,523	5,303	3,301
	$19,795	$13,627	$35,845	$26,605

Primarily all of our property and equipment is located in the United States.

(11) Income Taxes

Our income tax provision for the three and six months ended July 31, 2013 and 2012 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The tax provision for the six months ended July 31, 2013 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries.

We have historically incurred operating losses in the United States and, given our cumulative losses and limited history of profits, we have recorded a full valuation allowance against our United States deferred tax assets at July 31, 2013 and January 31, 2013.

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

The following common stock equivalents were excluded from consideration in diluted net loss per share because they had an antidilutive impact:

	Three and Six Months Ended July 31,
	2013	2012
Options to purchase common stock	1,755,676	1,856,313
Warrants to purchase redeemable convertible preferred stock	—	137,646
Warrants to purchase common stock	13,728	48,400
Restricted common stock	—	12,194
Restricted stock units	225,998	—
Redeemable convertible preferred stock	—	14,335,869
ESPP obligations (1)	76,278	—
	2,071,680	16,390,422

(1)         ESPP obligations for the three and six months ended July 31, 2013 represents an estimate, which includes the employee contributions withheld as of July 31, 2013.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(2,278)	$(2,260)	$(8,068)	$(3,981)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	24,014	2,068	15,109	2,029
Net loss per share of common stock, basic and diluted	$(0.09)	$(1.09)	$(0.53)	$(1.96)

(13) Commitments and Contingencies

(a) Operating leases

We lease office space and certain equipment under operating leases having terms that expire at various dates through October 2024. On June 10, 2013, we entered into an Amended and Restated Office Lease which supersedes and replaces our lease for our corporate headquarters located in Boulder, Colorado. In addition to the office space we currently occupy, the amended and restated lease provides for the lease by us of an additional 89,000 square feet of office space in a building to be constructed adjacent to our current office space.

The initial term of the amended and restated office lease is ten years and will commence upon the occupancy date of the new building, currently expected to be on or about November 1, 2014, and extend through October 31, 2024, in each case subject to change based on the construction schedule. The lease term for the current office space has been extended to end contemporaneously with the end of the initial term for the amended and restated office lease. We have the option to extend the term of the lease for two periods of five years each. The amended and restated lease also provides us with a tenant finish allowance of approximately $4.6 million.

We occupy additional leased facilities of approximately 8,600 square feet in Raleigh, North Carolina and approximately 5,200 square feet in the Seattle, Washington area. We also occupy additional leased facilities of less than 5,000 square feet each in Denver, Colorado; London, England; Melbourne, Australia; Helsinki, Finland; Singapore and Amsterdam, the Netherlands.

Total rent expense for the three months ended July 31, 2013 and 2012 was $0.6 million and $0.4 million, respectively, and $1.1 million and $0.6 million for the six months ended July 31, 2013 and 2012, respectively.

As of July 31, 2013, future minimum lease payments under operating leases (assuming a November 1, 2014 commencement date for the amended and restated office lease) were as follows (in thousands):

Fiscal year ended January 31:
2014 (remaining six months)	$1,174
2015	2,600
2016	3,993
2017	3,763
2018	3,656
Thereafter	26,725
Total minimum lease payments	$41,911

(b) Legal

In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. As of January 31, 2013 and July 31, 2013, there were no material pending or threatened legal actions or proceedings against us.

(c) Product Indemnification

Our arrangements with customers generally include an indemnification provision that we will indemnify and defend a customer in actions brought against the customer that claim our solutions and services infringe upon a valid patent, copyright, or trademark. Historically, we have not incurred any material costs related to indemnification claims.

(d) Self-insurance reserves

Effective January 1, 2013, we are exposed to employee medical health care benefit claims as a result of a transition to self-insurance. We pay actual claims and estimate our liabilities for claims incurred but not reported based on historical claims history. Estimating our insurance and self-insurance liabilities requires significant judgments, and actual claim settlements and associated expenses may differ from our current estimates. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.2 million at July 31, 2013, and the amount was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2013 included in our prospectus dated July 24, 2013, filed with the SEC on July 25, 2013 pursuant to Rule 424(b)(4) under the Securities Act (File No. 333-189928). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. In the three and six months ended July 31, 2013, subscription and support revenue accounted for 72% and 77% of total revenue, respectively. Our subscription contracts are typically sold on a per-seat basis with a one-year term, paid upfront and provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. However, we have recently, and may in the future, enter into multi-year contracts in which the fees are paid upfront and the customer is entitled to an unlimited number of seats. These contracts may lead to significant fluctuations in cash flow from operations and will positively impact cash flow from operations in the period in which the cash is received. To a lesser extent, we sell perpetual licenses, which are also paid upfront and include support agreements, which are one year in duration and entitle the customer to support and upgrades. In the three and six months ended July 31, 2013, perpetual license revenue accounted for 14% and 9% of total revenue, respectively. We also offer professional services, which include training on Agile software development methodologies and the use of our solutions. In both the three and six months ended July 31, 2013, professional services accounted for 14% of total revenue.

We have achieved significant growth since inception. From the three months ended July 31, 2012 to the three months ended July 31, 2013, our subscription and support revenue grew from $10.5 million to $14.2 million, representing a 36% period-over-period growth rate. From the six months ended July 31, 2012 to the six months ended July 31, 2013, our subscription and support revenue grew from $20.0 million to $27.6 million, representing a 38% period-over-period growth rate.

From the three months ended July 31, 2012 to the three months ended July 31, 2013, our total revenue grew from $13.6 million to $19.8 million, representing a 45% period-over-period growth rate. From the six months ended July 31, 2012 to the six months ended July 31, 2013, our total revenue grew from $26.6 million to $35.9 million, representing a 35% period-over-period growth rate. We expect to continue to make significant expenditures to support and grow our business, including investing in our data center infrastructure, expanding our sales force and increasing our international presence. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. We expect to incur losses for the foreseeable future and we may not be able to achieve or sustain profitability. We increased our overall employee headcount to 396 as of July 31, 2013 from 314 as of July 31, 2012.

On April 17, 2013, we issued and sold 6,900,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million.

On July 30, 2013, we closed our follow-on public offering in which we and certain of our stockholders sold an aggregate of 5,589,455 shares of common stock, including 729,058 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in the offering was $24.75 per share. Of the 5,589,455 shares of common stock sold in the offering, 250,000 shares were sold by us and 5,339,455 shares were sold by selling stockholders. We received proceeds from the offering of $5.9 million, net of underwriting discounts and commissions, but before offering expenses of $0.6 million. Approximately $0.6 million of deferred offering costs related to the offering are in accounts payable as of July 31, 2013.

Key Metrics

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Total paid seats.  We believe total paid seats are a key indicator of our market penetration, growth and future revenue. We define a paid seat as a seat with a subscription or support contract as of the measurement date. Our total paid seats were 192,119 and 144,425 as of July 31, 2013 and, 2012, respectively. In the case of a contract that allows a customer to provision an unlimited number of seats, total paid seats includes an estimate of the total number of seats to be provisioned during the term of the contract. Total paid seats as of July 31, 2013 includes 14,666 in aggregate seat upgrades pursuant to such contracts with five different enterprise customers. Total paid seats as of July 31, 2012 includes a 6,000 seat upgrade pursuant to such a contract with an enterprise customer.

Renewal rate.  We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to upsell or expand in our existing customer base. We calculate our renewal rate by comparing the number of paid seats of all of our existing customers at the beginning of a twelve-month period to the number of paid seats for those same customers at the end of such period, taking into account nonrenewals, upgrades and downgrades. We exclude seats sold to new customers. For the twelve months ended July 31, 2013 and 2012, the renewal rate was 122% and 126%, respectively.

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

Provision for Income Taxes

Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. Foreign income taxes prior to the six months ended July 31, 2013 have not been material. The tax provision for the six months ended July 31, 2013 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an analysis covering the period through April 30, 2013 to determine whether an ownership change had occurred since our inception. The analysis indicated that although an ownership change had occurred in 2003, the net operating losses and research and development credits remained available to offset future taxable income, if any. However, in the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be limited.

Results of Operations

To enhance comparability, the following tables set forth our results of operations for the periods presented as dollars (in thousands) and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$14,220	$10,457	$27,593	$19,987
Perpetual license	2,735	1,407	3,364	3,018
Total product revenue	16,955	11,864	30,957	23,005
Professional services	2,840	1,763	4,888	3,600
Total revenue	19,795	13,627	35,845	26,605
Cost of revenue:
Product	1,800	1,226	3,485	2,379
Professional services	2,336	1,830	4,209	3,416
Total cost of revenue	4,136	3,056	7,694	5,795
Gross profit	15,659	10,571	28,151	20,810
Operating expenses:
Sales and marketing	9,085	6,537	17,919	13,543
Research and development	5,051	3,505	10,131	6,545
General and administrative	3,782	2,567	7,636	4,853
Sublease termination income	—	—	—	(839)
Total operating expenses	17,918	12,609	35,686	24,102
Loss from operations	(2,259)	(2,038)	(7,535)	(3,292)
Other (expense) income:
Interest and other income	36	30	49	31
Interest expense	(2)	(237)	(464)	(676)
Loss on foreign currency transactions and other gain (loss)	(4)	(15)	(24)	(44)
Loss before provision for income taxes	(2,229)	(2,260)	(7,974)	(3,981)
Provision for income taxes	49	—	94	—
Net loss	$(2,278)	$(2,260)	$(8,068)	$(3,981)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	72%	77%	77%	75%
Perpetual license	14	10	9	11
Total product revenue	86	87	86	86
Professional services	14	13	14	14
Total revenue	100	100	100	100
Cost of revenue:
Product	9	9	10	9
Professional services	12	13	12	13
Total cost of revenue	21	22	21	22
Gross profit	79	78	79	78
Operating expenses:
Sales and marketing	46	48	50	51
Research and development	25	26	28	24
General and administrative	19	19	21	18
Sublease termination income	—	—	—	(3)
Total operating expenses	90	93	100	90
Loss from operations	(11)	(15)	(21)	(12)
Other (expense) income:
Interest and other income	—	—	—	—
Interest expense	—	(2)	(1)	(3)
Loss on foreign currency transactions and other gain (loss)	—	—	—	—
Loss before provision for income taxes	(11)	(17)	(22)	(15)
Provision for income taxes	—	—	—	—
Net loss	(11)%	(17)%	(22)%	(15)%

Comparison of the Three Months Ended July 31, 2013 and 2012

Revenue

	Three Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$14,220	$10,457	36%
Perpetual license	2,735	1,407	94%
Total product revenue	16,955	11,864	43%
Professional services	2,840	1,763	61%
Total revenue	$19,795	$13,627	45%
Percentage of revenue:
Subscription and support	72%	77%
Perpetual license	14	10
Total product revenue	86	87
Professional services	14	13
Total	100%	100%

Subscription and support revenue increased $3.8 million from the three months ended July 31, 2012 to the three months ended July 31, 2013. Of the total increase in subscription and support revenue, approximately $1.4 million, or 37%, represented revenue from new customers acquired after July 31, 2012, and approximately $2.4 million, or 63%, represented revenue from existing customers at or prior to July 31, 2012. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue increased $1.3 million from the three months ended July 31, 2012 to the three months ended July 31, 2013. We believe that the overall increase in perpetual license revenue was primarily due to further adoption of Agile practices by our customers, which resulted in purchases of additional seats, as well as an increase in purchases of perpetual licenses by certain large enterprise customers.

Professional services revenue increased $1.1 million from the three months ended July 31, 2012 to the three months ended July 31, 2013. The increase was driven by higher demand for our services to help companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue:
Product	$1,800	$1,226	47%
Professional services	2,336	1,830	28%
Total cost of revenue	$4,136	$3,056
Percentage of total revenue:
Product	9%	9%
Professional services	12%	13%
Total gross profit	79%	78%

Cost of product revenue increased $0.6 million from the three months ended July 31, 2012 to the three months ended July 31, 2013. The increase was primarily comprised of a $0.2 million increase in personnel and related expenses, a $0.1 million increase in depreciation expense as a result of computer equipment purchases and amortization of intangible assets acquired in business combinations and a $0.2 million increase in additional software licenses.

Cost of professional services revenue increased $0.5 million from the three months ended July 31, 2012 to the three months ended July 31, 2013.  The increase was primarily due to an increase of $0.1 million in personnel and related expenses, an increase of $0.1 million in reimbursements for out of pocket expenses and an increase of $0.1 million in third-party consulting services.

Operating Expenses

Sales and Marketing

	Three Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Sales and marketing	$9,085	$6,337	39%
Percentage of total revenue	46%	48%

Sales and marketing expenses increased $2.5 million from the three months ended July 31, 2012 to the three months ended July 31, 2013. The increase was primarily due to an increase of $1.4 million in personnel and related expenses. Our sales and marketing headcount increased from 111 as of July 31, 2012 to 157 as of July 31, 2013. Rent expense increased $0.1 million as a result of opening new foreign sales offices. Travel and entertainment expenses increased $0.3 million as a result of our larger sales and marketing teams and an increase in travel related to our international expansion and an increased number of marketing events. Marketing expense for outside promotions increased $0.3 million as a result of a shift in marketing strategy to focus on new customer acquisition and large account expansion. Sales and marketing events expense increased $0.2 million due to an increase in the number of events and additional expense for the RallyON event held in June 2013.

Research and Development

	Three Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Research and development	$5,051	$3,505	44%
Percentage of total revenue	25%	26%

Research and development expenses increased $1.5 million from the three months ended July, 2012 to the three months ended July 31, 2013. The increase was primarily due to an increase of $1.3 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions and a $0.1 million increase in allocated rent expense. Our research and development headcount increased from 96 as of July 31, 2012 to 117 as of July 31, 2013.

General and Administrative

	Three Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$3,782	$2,567	47%
Percentage of total revenue	19%	19%

General and administrative expenses increased $1.2 million from the three months ended July 31, 2012 to the three months ended July 31, 2013. The increase was partially due to an increase of $0.3 million in personnel and related expenses. Our general and administrative headcount increased from 51 as of July 31, 2012 to 59 as of July 31, 2013. Professional fees also increased $0.5 million for accounting, audit, legal and tax related services incurred as a result of our growth and changes we made in connection with the transition to operating as a public company, and an increase of $0.2 million for third party consulting services.

Other (Expense) Income

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Other (expense) income
Interest and other income	$36	$30
Interest expense	(2)	(237)
Loss on foreign currency transactions and other gain (loss)	(4)	(15)
Total	$30	$(222)

Other (expense) income decreased $0.3 million from the three months ended July 31, 2012 to the three months ended July 31, 2013 as a result of the automatic conversion of each of our preferred stock warrants into a warrant to purchase shares of common stock in connection with the closing of our IPO. Upon conversion, recording changes in the fair value of the preferred stock warrants as of the balance sheet date as a component of interest expense was no longer necessary.

Comparison of the Six Months Ended July 31, 2013 and 2012

Revenue

	Six Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$27,593	$19,987	38%
Perpetual license	3,364	3,018	11%
Total product revenue	30,957	23,005	35%
Professional services	4,888	3,600	36%
Total revenue	$35,845	$26,605	35%
Percentage of revenue:
Subscription and support	77%	75%
Perpetual license	9	11
Total product revenue	86	86
Professional services	14	14
Total	100%	100%

Subscription and support revenue increased $7.6 million from the six months ended July 31, 2012 to the six months ended July 31, 2013. Of the total increase in subscription and support revenue, approximately $2.4 million, or 32%, represented revenue from new customers acquired after July 31, 2012, and approximately $5.2 million, or 68%, represented revenue from existing customers at or prior to July 31, 2012. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue increased $0.3 million from the six months ended July 31, 2012 to the six months ended July 31, 2013. We believe that the overall increase in perpetual license revenue was primarily due to further adoption of Agile practices by our customers, which resulted in purchases of additional seats, as well as an increase in purchases of perpetual licenses by certain large enterprise customers.

Professional services revenue increased $1.3 million from the six months ended July 31, 2012 to the six months ended July 31, 2013. The increase was driven by higher demand for our services to help companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Six Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue:
Product	$3,485	$2,379	46%
Professional services	4,209	3,416	23%
Total cost of revenue	$7,694	$5,795
Percentage of total revenue:
Product	10%	9%
Professional services	12%	13%

Total gross profit	79%	78%

Cost of product revenue increased $1.1 million from the six months ended July 31, 2012 to the six months ended July 31, 2013. The increase was primarily comprised of a $0.4 million increase in personnel and related expenses, a $0.2 million increase in depreciation expense as a result of computer equipment purchases and amortization of intangible assets acquired in business combinations and a $0.3 million increase in additional software licenses.

Cost of professional services revenue increased $0.8 million from the six months ended July 31, 2012 to the six months ended July 31, 2013.  The increase was primarily due to an increase of $0.3 million in personnel and related expenses, an increase of $0.2 million in reimbursements for out of pocket expenses, and an increase of $0.3 million in third-party consulting services.

Operating Expenses

Sales and Marketing

	Six Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Sales and marketing	$17,919	$13,543	32%
Percentage of total revenue	50%	51%

Sales and marketing expenses increased $4.4 million from the six months ended July 31, 2012 to the six months ended July 31, 2013. The increase was primarily due to an increase of $2.8 million in personnel and related expenses. Rent expense increased $0.2 million as a result of an increase in allocated rent expense and an increase associated with opening new foreign sales offices. Travel and entertainment expenses increased $0.4 million as a result of our larger sales and marketing teams, an increase in travel related to our international expansion and an increased number of marketing events. Marketing expense for outside promotions increased $0.4 million as a result of a marketing strategy shift to focus on large account expansion and new customer acquisitions. Sales and marketing events increased $0.4 million as a result of an increased number of marketing events and additional expense for the RallyON event held in June 2013.

Research and Development

	Six Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Research and development	$10,131	$6,545	55%
Percentage of total revenue	28%	24%

Research and development expenses increased $3.6 million from the six months ended July, 2012 to the six months ended July 31, 2013. The increase was primarily due to an increase of $2.8 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions, an increase of $0.2 million for third party consulting services and a $0.2 million increase in allocated rent expense. Depreciation expense increased $0.2 million as a result of computer equipment purchases to accommodate our growth.

General and Administrative

	Six Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$7,636	$4,853	57%
Percentage of total revenue	21%	18%

General and administrative expenses increased $2.8 million from the six months ended July 31, 2012 to the six months ended July 31, 2013. The increase was partially due to an increase of $0.9 million in personnel and related expenses. Professional fees also increased $0.7 million for accounting, audit, legal and tax related services incurred as a result of our growth, changes we made in connection with the transition to operating as a public company and expenses we incurred in connection with our acquisition of Flowdock Oy, a company based in Helsinki, Finland. As we continued to increase our overall headcount, recruiting expenses increased $0.2 million and expenses associated with the utilization of software licenses increased $0.1 million. Third party consulting services increased by $0.2 million and insurance related expenses increased by $0.2 million in connection with our operating as a public company.

Other (Expense) Income

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Other (expense) income
Interest and other income	$49	$31
Interest expense	(464)	(676)
Loss on foreign currency transactions and other gain (loss)	(24)	(44)
Total	$(439)	$(689)

Other (expense) income decreased $0.3 million from the six months ended July 31, 2012 to the six months ended July 31, 2013 as a result of the automatic conversion of each of our preferred stock warrants into a warrant to purchase shares of common stock in connection with the closing of our IPO. Upon conversion, recording changes in the fair value of the preferred stock warrants as of the balance sheet date as a component of interest expense was no longer necessary.

Liquidity and Capital Resources

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Net cash provided by (used) in operating activities	$(1,899)	$1,367
Net cash used in investing activities	(5,536)	(1,119)
Net cash provided by financing activities	94,479	10
Net increase in cash and cash equivalents	$87,044	$258

	As of July 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$104,653	$19,710

On April 17, 2013, we issued and sold 6,900,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million.

On July 30, 2013, we issued and sold 250,000 shares of common stock in our follow-on public offering. The net offering proceeds to us, after deducting underwriter discounts and commissions totaling approximately $0.3 million and offering expenses totaling approximately $0.6 million, were approximately $5.3 million.

At July 31, 2013, our cash and cash equivalents of $104.7 million were held for working capital purposes. We believe that our cash and cash equivalents and the amount available pursuant to our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced solutions and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Loan and Security Agreement

We have a loan and security agreement with Square 1 Bank with a maximum borrowing availability of $12.0 million, of which $3.0 million is available for our corporate credit card line and letters of credit. On January 31, 2013, we extended the maturity on our loan and security agreement from February 2013 to February 2014. At July 31, 2013, the amount available under the loan and security agreement, considering the borrowing base calculation, was $8.6 million. At July 31, 2013, we had a letter of credit outstanding for $2.5 million that reduced the amount available pursuant to the revolving line of credit to $6.1 million. The letter of credit represents the security deposit associated with the ten-year operating lease commitment we executed in the first quarter of fiscal 2013.

Other than the outstanding letter of credit that has the loan and security agreement as collateral, no amounts were outstanding on the loan and security agreement as of July 31, 2013. Advances under the loan and security agreement bear interest at the prime rate then in effect plus 3.00%, with a floor of 5.25%.

The loan is secured by substantially all of our assets and includes a restriction on our ability to pledge our intellectual property. The loan and security agreement includes financial covenants and other customary affirmative and negative covenants. The primary financial covenant is an adjusted quick ratio. The adjusted quick ratio is defined as the cash at the bank plus accounts receivable less than 90 days old from invoice date as compared to current liabilities excluding deferred revenue. We must maintain an adjusted quick ratio of at least 1.10 to 1.00. Other restrictive covenants under the loan and security agreement include covenants with respect to creating liens on our assets, incurring additional debt, paying dividends or making other distributions, making investments, consummating certain mergers or acquisitions, making payments on subordinate debt, entering into certain transactions with affiliates, transferring funds to other financial institutions and effecting sales or other dispositions of our assets or business without the prior consent of Square 1 Bank. We believe we were in compliance with our covenants as of July 31, 2013. The loan and security agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the loan and security agreement, violation of the restrictive covenants referred to above, violation of other contractual provisions, a material adverse change in our business, attachment of our assets, our insolvency or certain other events.

Components of Liquidity and Capital Resources

Operating Activities

In the six months ended July 31, 2013, cash used in operating activities was $1.9 million, which reflects our net loss of $8.1 million, adjusted by non-cash charges of $3.4 million consisting primarily of $1.6 million for stock-based compensation, $0.5 million for the change in valuation of preferred stock warrants and $1.3 million for depreciation and amortization. Sources of cash inflows were from fluctuations in our working capital of $2.8 million. The favorable fluctuations in our working capital were primarily attributable to a decrease in accounts receivable as a result of the first two quarters of fiscal year 2014 cash collections being greater than our first two quarters of fiscal year 2014 billings and an increase in other current liabilities primarily attributable to withholding for our Employee Stock Purchase Plan. The favorable fluctuations were partially offset by a decrease in deferred revenue, an increase in prepaid expenses and other current assets primarily related to payment timing and an increase in headcount and infrastructure capacity that required us to purchase additional seats and licenses for subscription software and an increase in prepaid insurance in connection with the insurance premium associated with our directors and officers liability insurance procured in connection with our IPO. Our days sales outstanding were 63 days at July 31, 2013 as compared to 74 days at July 31, 2012. Our days sales outstanding were 62 days at January 31, 2013.

In the six months ended July 31, 2012, cash provided by operating activities was $1.4 million, which reflects our net loss of $4.0 million, adjusted by non-cash charges of $1.2 million consisting primarily of $0.4 million for stock-based compensation, $0.7 million for the change in valuation of preferred stock warrants, and $0.9 million for depreciation and amortization, partially offset by $0.8 million in non-cash income related to the early termination of our sublease. Sources of cash inflows were from fluctuations in our working capital of $4.2 million. The fluctuations in our working capital were primarily attributable to an increase in accounts receivable and deferred revenue as a result of an increase in sales and an increase in deferred rent expense primarily due to an $0.8 million lease incentive payment we received in connection with entering into our new ten-year lease for our corporate headquarters.

A significant portion of our subscription renewals are invoiced in December and January of each year, which under our typical customer payment terms generally creates positive cash flow from operations in the first quarter of each fiscal year, which is, in turn, historically offset in subsequent quarters, resulting in cash used in operations for the full fiscal year. Our total headcount as of July 31, 2013 was 396, an increase from 314 as of July 31, 2012. We expect to continue to make investments in headcount, and our ability to consistently generate positive cash flow from operations for a full fiscal year will depend on revenue and the resulting cash receipts increasing at a rate that is faster than our on-going investment in personnel, facilities and our systems.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase computer equipment and software, furniture and fixtures, as well as leasehold improvements and business combinations. In the future, we expect to continue to invest in capital expenditures to support our expanding operations and seek complimentary, accretive acquisitions.

In the six months ended July 31, 2013, cash used in investing activities of $5.5 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Flowdock Oy, a company based in Helsinki, Finland.

In the six months ended July 31, 2012, cash used in investing activities of $1.1 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Agile Advantage, Inc.

Financing Activities

Our financing activities consist primarily of proceeds from the sale of common stock in our IPO and follow-on public offering, proceeds from the exercises of common stock options offset by payments for deferred offering costs associated with our IPO and follow-on public offering.

In the six months ended July 31, 2013, cash provided by financing activities of $94.5 million was attributable to $89.8 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, $5.9 million of proceeds from our follow-on public offering, net of underwriting discounts and commissions but before offering expenses and $0.4 million in proceeds from common stock option exercises partially offset by approximately $1.7 million in deferred offering costs. Approximately $0.6 million in deferred offering costs exclusively related to our follow-on public offering is in accounts payable at July 31, 2013, all of which we expect to pay in the third quarter of fiscal year 2014.

In the six months ended July 31, 2012, we had no significant financing activities.

Contractual Payment Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following summarizes our contractual commitments and obligations (assuming a November 1, 2014 commencement date for our amended and restated office lease) as of July 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$41,911	$2,288	$7,367	$7,298	$24,958

On June 10, 2013, we entered into an amended and restated office lease that includes the construction of a new 89,000 square foot office building adjacent to our existing corporate headquarters in Boulder, Colorado. The rent commencement date and occupancy date for the new building is anticipated to be November 1, 2014. The lease term is 10 years from the rent commencement date. In addition, the lease for our current facility, which was originally scheduled to terminate on March 31, 2022, has been extended such that the termination dates for both buildings is contemporaneous and anticipated to be on or around October 31, 2024. The additional future minimum lease payments for both the new building as well as the current building extension are approximately $27.6 million.

Off-Balance Sheet Arrangements

During all periods presented, we did not have any relationships with unconsolidated financial partnerships, structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus dated July 24, 2013, filed with the SEC on July 25, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

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

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making investments, consisting of money market mutual funds, a money market bank account and certificates of deposit. As of July 31, 2013, we had $50.0 million in certificates of deposit at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, $10.0 million in a certificate of deposit at one financial institution and approximately $41.4 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. Primarily all of the remaining amount of cash and cash equivalents were held in demand deposits or a bank money market account at two financial institutions that we believe to be creditworthy.

Any draws under our loan and security agreement bear interest at a variable rate tied to the prime rate, with a floor of 5.25%. As of July 31, 2013, we had no outstanding debt under our loan and security agreement.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our customers are currently invoiced in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, Australia, Canada, Singapore, Finland and other Euro-zone countries within mainland Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and six months ended July 31, 2013 or 2012. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. Based on the evaluation of our disclosure controls and procedures as of July 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have been in existence since 2001 and have experienced net losses in each year since our inception. We experienced net losses of $10.8 million for fiscal 2013 and net losses of $2.3 million and $8.1 million for the three and six months ended July 31, 2013, respectively. As of July 31, 2013, we had an accumulated deficit of $83.6 million. We are at an early stage in the development of our business and much of our growth has occurred in recent periods. Our historical rates of revenue growth may not be sustainable. We expect to make significant expenditures to support and grow our business, including investing in our data center infrastructure, expanding our sales force and increasing our international presence. In addition, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, complications and other difficulties. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability. Our limited operating history may make it difficult for our investors to evaluate our current business and our future prospects.

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

A core component of our growth strategy is international expansion. For fiscal 2013 and for the three and six months ended July 31, 2013, approximately 13%, 16%, and 15%, respectively, of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland, the Netherlands and Singapore. We also have sales personnel in Canada and Germany. We intend to further build out our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We increased our number of full-time employees from 285 as of January 31, 2012, to 360 as of January 31, 2013 and to 396 as of July 31, 2013. Our revenue grew from $41.3 million in fiscal 2012 to $56.8 million in fiscal 2013. Our revenue grew from $13.6 million for the three months ended July 31, 2012 to $19.8 million for the three months ended July 31, 2013, and from $26.6 million for the six months ended July 31, 2012 to $35.8 million for the six months ended July 31, 2013. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to add and expend additional resources in an effort to further expand our overall business, customer base, headcount and operations both domestically and internationally, but can give no assurance that our business or revenue will continue to grow at historical rates or at all. Creating a global organization and managing a geographically-dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. If we are unable to successfully manage our anticipated growth, our financial results may suffer.

Failure to maintain and expand our direct sales team may negatively impact our revenue growth.

We primarily sell our solutions through our direct sales force. Growing sales to both new and existing customers is in part dependent on our ability to expand our sales force. Identifying, recruiting and training additional sales personnel require significant time, expenses and attention. If we are unable to hire, develop and retain sales personnel or if our new direct sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, we may not be able to increase our revenue and grow our business.

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

We currently do not invoice customers in foreign currency but may decide to do so in the future. We incur a portion of our operating expenses in Euros, British pounds sterling, Australian dollars, Canadian dollars and Singaporean dollars, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. As a newly public company, we are continuing to develop and refine the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We may need additional finance and accounting personnel with certain skill sets to assist us with our reporting requirements as a public company and to support our anticipated growth. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” for up to five years following our IPO, although, we would cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

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

We may acquire companies which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in April 2013 at a price of $14.00 per share, our stock price has ranged from $16.80 to $28.35 through July 31, 2013. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

As of July 31, 2013, we had 24,384,456 shares of common stock outstanding. Of these shares, 11,850,501 are subject to lock-up agreements with the underwriters in our IPO and our follow-on public offering that restrict the stockholders’ ability to sell or transfer shares of our common stock. Unless such restrictions are released by the underwriters in our IPO or our follow-on public offering with our consent beforehand, the lock-up restrictions with respect to 1,042,775 of these shares will expire on October 9, 2013 and the lock-up restrictions with respect to 10,807,726 of these shares will expire on October 23, 2013.  Following the expiration of the lock-up restrictions on such dates, these shares will be eligible for sale, but will be subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, and with respect to 119,993 of these shares, subject to compliance with the holding period requirements of Rule 144 under the Securities Act.

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up restrictions described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in

Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities, or the perception that any of these events might occur may materially and adversely affect could reduce the market price of our common stock. In addition, the sale of these securities could impair our ability to raise capital through the sale of additional stock.

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our stock and are able to exert substantial control over matters subject to stockholder approval.

As of July 31, 2013, our directors, executive officers, principal stockholders and their respective affiliates beneficially owned or controlled, directly or indirectly and including shares issuable upon the exercise of outstanding options and warrants exercisable within 60 days of July 31, 2013, in the aggregate approximately 27.8% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, and might affect the market price of our common stock.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Sales

During the three months ended July 31, 2013, we issued an aggregate of 107,435 shares of our common stock to holders of warrants to acquire 123,918 shares of our common stock at a weighted average exercise price of $3.13 per share. We did not receive any cash or other consideration as these warrants were “net exercised” in full. The issuance of the shares of common stock upon the exercise of the warrants was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

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

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of July 31, 2013, we had not used any of those proceeds. Subsequent to July 31, 2013, we invested a portion of the net offering proceeds into additional certificates of deposits. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated April 11, 2013 filed with the SEC on April 12, 2013 pursuant to Rule 424(b) of the Securities Act. At July 31, 2013, all expenses incurred in connection with the initial public offering have been paid.

(c) Issuer Purchases of Equity Securities

None

Item 3.                                 Defaults upon Senior Securities

Not applicable

Item 4.                                 Mine Safety Disclosures

Not applicable

Item 5.                                 Other Information

Item 6.                                 Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Rally Software Development Corp. as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

3.2

Amended and Restated Bylaws of Rally Software Development Corp. as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

10.1

Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Rally Software Development Corp. and Square 1 Bank, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189228) as filed with the Securities and Exchange Commission on July 12, 2013)

10.2

Sales Compensation Plan between Rally Software Development Corp. and Don F. Hazell for the second quarter of fiscal 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on June 6, 2013)

10.3

Amended and Restated Office Lease, by and between Rally Software Development Corp. and 3333 Walnut, LLC, dated as of June 10, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-189228) as filed with the Securities and Exchange Commission on June 13, 2013)

10.4

Amended and Restated Warrant to Purchase Stock, dated May 15, 2013, held by SVB Financial Group (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189228) as filed with the Securities and Exchange Commission on July 12, 2013)

10.5

Amended and Restated Warrant to Purchase Stock, dated May 16, 2013, issued to Square 1 Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189228) as filed with the Securities and Exchange Commission on July 12, 2013)

10.6

Amended and Restated Warrant to Purchase Stock, dated May 16, 2013, issued to Square 1 Bank (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189228) as filed with the Securities and Exchange Commission on July 12, 2013)

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

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2013 and January 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2013 and July 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 31, 2013 and July 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2013 and July 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on September 11, 2013.

RALLY SOFTWARE DEVELOPMENT CORP.

By:	/s/ Timothy A. Miller

Timothy A. Miller
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ James M. LeJeal

James M. LeJeal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Rally Software Development Corp. as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

3.2

Amended and Restated Bylaws of Rally Software Development Corp. as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

10.1

Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Rally Software Development Corp. and Square 1 Bank, dated as of June 19, 2013 (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189228) as filed with the Securities and Exchange Commission on July 12, 2013)

10.2

Sales Compensation Plan between Rally Software Development Corp. and Don F. Hazell for the second quarter of fiscal 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on June 6, 2013)

10.3

Amended and Restated Office Lease, by and between Rally Software Development Corp. and 3333 Walnut, LLC, dated as of June 10, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-189228) as filed with the Securities and Exchange Commission on June 13, 2013)

10.4

Amended and Restated Warrant to Purchase Stock, dated May 15, 2013, held by SVB Financial Group (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189228) as filed with the Securities and Exchange Commission on July 12, 2013)

10.5

Amended and Restated Warrant to Purchase Stock, dated May 16, 2013, issued to Square 1 Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189228) as filed with the Securities and Exchange Commission on July 12, 2013)

10.6

Amended and Restated Warrant to Purchase Stock, dated May 16, 2013, issued to Square 1 Bank (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189228) as filed with the Securities and Exchange Commission on July 12, 2013)

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

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2013 and January 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2013 and July 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 31, 2013 and July 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2013 and July 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

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