Form 10-Q
period 2013-10-31
Rally Software Development Corp
filed 2013-12-11
CIK 1313911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On December 2, 2013, the registrant had 24,412,970 shares of common stock, $0.0001 par value per share, outstanding.

RALLY SOFTWARE DEVELOPMENT CORP.

FORM 10-Q

Quarterly Period Ended October 31, 2013

Rally, the Rally logo and other trademarks or service marks of Rally Software Development Corp. appearing in this Quarterly Report on Form 10-Q are the property of Rally Software Development Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	October 31, 2013	January 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,835	$17,609
Accounts receivable, net	11,721	16,318
Other receivables	169	288
Prepaid expenses and other current assets	2,686	1,912
Total current assets	109,411	36,127
Property and equipment, net	7,453	4,156
Goodwill	2,282	—
Restricted cash	4,200	—
Other assets	593	1,572
Total assets	$123,939	$41,855
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,825	$1,945
Accrued liabilities	3,502	3,062
Deferred revenue	30,221	32,984
Other current liabilities	2,415	727
Total current liabilities	38,963	38,718
Deferred revenue, net of current portion	3,467	5,206
Deferred rent expense, net of current portion	902	939
Warrants for redeemable convertible preferred stock, at estimated fair value	—	1,604
Total liabilities	43,332	46,467
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value per share:
Series E redeemable convertible preferred stock:
At October 31, 2013 and January 31, 2013, authorized, zero and 1,600,000 shares, respectively; issued and outstanding, zero and 1,553,393 shares, respectively (liquidation value of $20,000 at January 31, 2013)	—	19,882
Series D redeemable convertible preferred stock:
At October 31, 2013 and January 31, 2013, authorized, zero and 2,247,941 shares, respectively; issued and outstanding, zero and 2,226,860 shares, respectively (liquidation value $15,850 at January 31, 2013)	—	15,803
Series A-1 redeemable convertible preferred stock:
At October 31, 2013 and January 31, 2013, authorized, zero and 3,409,977 shares, respectively; issued and outstanding, zero and 3,368,552 shares, respectively (liquidation value of $8,421 at January 31, 2013)	—	8,395
Series B redeemable convertible preferred stock:
At October 31, 2013 and January 31, 2013, authorized, zero and 2,882,062 shares, respectively; issued and outstanding, zero and 2,836,586 shares, respectively (liquidation value of $7,985 at January 31, 2013)	—	7,957
Series C redeemable convertible preferred stock:
At October 31, 2013 and January 31, 2013, authorized, zero and 4,531,291 shares, respectively; issued and outstanding, zero and 4,350,478 shares, respectively (liquidation value of $16,412 at January 31, 2013)	—	16,373
Total redeemable convertible preferred stock	—	68,410
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share. At October 31, 2013 and January 31, 2013, authorized, 10,000,000 and zero, respectively; issued and outstanding, zero shares	—	—
Common stock, $0.0001 par value per share. At October 31, 2013 and January 31, 2013, authorized, 200,000,000 and 50,000,000 shares, respectively; issued and outstanding, 24,406,198 and 2,398,895 shares, respectively	3	1
Additional paid-in capital	169,975	2,503
Accumulated deficit	(89,382)	(75,529)
Accumulated other comprehensive income	11	3
Total stockholders’ equity (deficit)	80,607	(73,022)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$123,939	$41,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenue:
Subscription and support	$14,888	$11,419	$42,481	$31,406
Perpetual license	1,055	1,252	4,419	4,270
Total product revenue	15,943	12,671	46,900	35,676
Professional services	2,936	2,078	7,824	5,677
Total revenue	18,879	14,749	54,724	41,353
Cost of revenue (1):
Product	1,997	1,437	5,482	3,816
Professional services	2,577	1,880	6,786	5,296
Total cost of revenue	4,574	3,317	12,268	9,112
Gross profit	14,305	11,432	42,456	32,241
Operating expenses (1):
Sales and marketing	10,832	7,226	28,752	20,769
Research and development	5,167	4,153	15,297	10,697
General and administrative	4,008	2,739	11,644	7,592
Sublease termination income	—	—	—	(839)
Total operating expenses	20,007	14,118	55,693	38,219
Loss from operations	(5,702)	(2,686)	(13,237)	(5,978)
Other (expense) income:
Interest and other income	42	11	91	43
Interest expense	—	(46)	(464)	(722)
Loss on foreign currency transactions and other gain (loss)	(87)	(30)	(111)	(75)
Loss before provision for income taxes	(5,747)	(2,751)	(13,721)	(6,732)
Provision for income taxes	39	—	133	—
Net loss	$(5,786)	$(2,751)	$(13,854)	$(6,732)
Net loss per share:
Basic and diluted	$(0.24)	$(0.52)	$(0.76)	$(1.31)
Weighted-average shares outstanding:
Basic and diluted	24,398	5,314	18,239	5,153

(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cost of product revenue	$69	$4	$174	$11
Cost of professional services revenue	56	6	121	16
Sales and marketing	496	52	903	142
Research and development	362	62	988	127
General and administrative	433	131	864	394
	$1,416	$255	$3,050	$690

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(5,786)	$(2,751)	$(13,854)	$(6,732)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	37	7	8	8
Comprehensive loss	$(5,749)	$(2,744)	$(13,846)	$(6,724)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended October 31,
	2013	2012
Cash flow from operating activities:
Net loss	$(13,854)	$(6,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,987	1,346
Noncash stock-based compensation expense	3,050	690
Noncash interest expense	462	719
Noncash sublease termination income	—	(839)
Loss (gain) on disposition of property and equipment	1	(4)
Changes in operating assets and liabilities:
Accounts receivable	4,597	2,763
Other receivables	121	(61)
Prepaid expenses and other current assets	(750)	(505)
Other assets	(273)	(120)
Accounts payable and accrued liabilities	1,130	239
Deferred revenue	(4,503)	4,775
Other current liabilities	1,688	72
Deferred rent expense, net of current portion and other long-term liabilities	(35)	892
Restricted cash	(4,200)	—
Net cash provided by (used in) operating activities	(10,579)	3,235
Cash flows from investing activities:
Purchase of property and equipment	(3,264)	(1,576)
Proceeds from sale of assets	—	9
Purchase of Agile Advantage, Inc. assets	—	(420)
Purchase of Flowdock Oy, net of cash received	(2,857)	—
Net cash used in investing activities	(6,121)	(1,987)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	89,838	—
Proceeds from follow-on offering, net of underwriting discounts and commissions	5,884	—
Proceeds from exercise of common stock options	463	133
Payments of offering costs	(2,259)	(1,199)
Payments on capital lease obligations	—	(30)
Net cash provided by (used in) financing activities	93,926	(1,096)
Net increase in cash and cash equivalents	77,226	152
Cash and cash equivalents-beginning of period	17,609	19,452
Cash and cash equivalents-end of period	$94,835	$19,604

Supplementary information:
Cash paid for interest	$2	$3
Cash paid for income taxes	125	—
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$68,410	$—
Conversion of preferred stock warrants to common stock warrants	2,066	—
Common stock issued as partial consideration for purchase of Flowdock Oy	1,293	—
Property and equipment purchases in accounts payable	223	388
Offering costs included in accounts payable	—	93

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

Our headquarters are located in Boulder, Colorado and we are incorporated in the state of Delaware. At October 31, 2013, we had six subsidiaries: Rally Software Development International Corp. (RSDI); Rally Software Development Australia Pty Limited; Rally Software Development Netherlands B.V.; Rally Software Development Canada B.C. Ltd.; Rally Singapore Pte Ltd.; and Flowdock Oy.

Our fiscal year ends on January 31. Our fiscal quarters end April 30, July 31, October 31 and January 31.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The results of operations for the three and nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for the year ending January 31, 2014 or for other interim periods or future years. The condensed consolidated balance sheet as of January 31, 2013 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus dated July 24, 2013, filed with the Securities and Exchange Commission (SEC) on July 25, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Securities Act).

(b) Initial Public Offering and Follow-On Public Offering

On April 17, 2013, we closed our initial public offering (IPO) of 6,900,000 shares of common stock, including 900,000 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in our IPO was $14.00 per share. All outstanding shares of our redeemable convertible preferred stock converted to 14,335,869 shares of common stock and all outstanding preferred stock warrants converted into warrants to purchase common stock at the closing of our IPO. Our shares of common stock are traded on the New York Stock Exchange under the symbol “RALY”. We received proceeds from our IPO of $89.8 million, net of underwriting discounts and commissions, but before offering expenses of $2.9 million. Deferred offering expenses at January 31, 2013 of $1.5 million were recorded as other assets. These offering expenses, and additional expenses incurred from February 2013 through the closing of our IPO of approximately $1.4 million, have been reclassified as additional paid-in capital. All offering costs have been paid as of October 31, 2013.

On July 30, 2013, we closed our follow-on public offering in which we and certain of our stockholders sold an aggregate of 5,589,455 shares of common stock, including 729,058 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in the offering was $24.75 per share. Of the 5,589,455 shares of common stock sold in the offering, 250,000 shares were sold by us and 5,339,455 shares were sold by selling stockholders. We received proceeds from the offering of $5.9 million, net of underwriting discounts and commissions, but before offering expenses of $0.6 million. All offering costs have been paid as of October 31, 2013.

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

(h) Insurance and Self-Insurance Reserves

Effective January 1, 2013, we use a combination of insurance and self-insurance plans to provide for the potential liabilities for employee medical health care benefits. Claims with dates of service prior to January 1, 2013 are covered and paid by our prior premium-based medical insurance plan. Liabilities associated with the risks that are retained by us are estimated by considering historical claims experience and severity factors. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.1 million at October 31, 2013, which amount was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(i) Deferred Revenue

Deferred revenue comprises unrecognized subscription and support, which includes hosting and maintenance, perpetual licenses, tool training and prepaid professional services revenue. With the exception of perpetual licenses, these arrangements are initially recorded as deferred revenue upon the commencement of the subscription, hosting or maintenance period, and revenue is recognized in the consolidated statements of operations ratably over the term of the arrangement. Perpetual licenses are generally recognized upon delivery of the software product to the customer. Prepaid professional services arrangements are recorded initially as deferred revenue and are recognized as the services are performed.

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

Signed agreements, which may include purchase orders, are used as evidence of an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be persuasive evidence of the arrangement. Product delivery occurs when we provide the customer with access to the software via an electronic notification or license key. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We assess collectability of the fee based on a number of factors, such as the collection history and creditworthiness of the customer. If we determine that collectability is not sufficiently assured, revenue is deferred until collectability becomes sufficiently assured, generally upon receipt of cash.

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

Professional services revenue is accounted for separately from subscription and perpetual license revenue when VSOE exists and, for subscriptions, has stand-alone value to the customer. Professional services are generally provided on a time-and-materials basis. The services that are provided on a time-and-materials basis are recognized as services are provided. However, professional services that do not have stand-alone value to the customer are recognized ratably over the remaining subscription period. We present reimbursements received for out of pocket expenses within professional services revenue. Reimbursements received were approximately $0.3 million and $0.3 million for the three months ended October 31, 2013 and 2012, respectively, and approximately $0.8 million and $0.6 million for the nine months ended October 31, 2013 and 2012, respectively.

(k) Commissions

Commissions are recorded as a component of sales and marketing expense and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in cases where we cannot collect the invoiced amounts associated with a sales order.

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

(m) Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. We conduct business in the United Kingdom (UK) through a branch of RSDI and in Australia, Canada, Finland, the Netherlands and Singapore through subsidiaries of RSDI. The functional currency of the branch and subsidiaries are the British pound, the Australian dollar, the Euro, the Canadian dollar and the Singaporean dollar. All assets and liabilities for the branch and subsidiaries denominated in a foreign currency are translated into U.S. dollars based on the exchange rate on the balance sheet date, and revenue and expenses are translated at the average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of foreign subsidiaries are included as a component of other comprehensive income.

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

We believe that the carrying amounts of our financial instruments, including cash equivalents and restricted cash, approximate their fair value due to the short-term maturities of these instruments. The carrying amount of cash equivalents, which consists of a money market mutual fund, a bank money market account and certificates of deposits, was $91.1 million and $15.1 million as of October 31, 2013 and January 31, 2013, respectively, and approximates fair value based on quoted market prices, which are Level 1 inputs. The carrying amount of restricted cash, which consists of certificates of deposits, approximates fair value based on quoted market prices, which are Level 1 inputs.

(o) Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At October 31, 2013, we had $50.0 million in certificates of deposits at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, and approximately $31.1 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. Primarily all of the remaining amount of cash and cash equivalents were held in demand deposits, a certificate of deposit or a bank money market account at two financial institutions that we believe to be creditworthy. We perform ongoing evaluations of our customers’ financial condition and do not require any collateral to support receivables. As of October 31, 2013 and January 31, 2013, no customer accounted for more than 10% of accounts receivable. During the three and nine months ended October 31, 2013 and 2012, no customer represented more than 10% of revenue.

(p) Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (JOBS Act), we believe we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. We apply ASC 350, “Intangibles—Goodwill and Other,” and will perform an annual goodwill impairment test during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, we have determined that we have one reporting unit and we make a qualitative assessment to determine if goodwill may be impaired. If it is more likely than not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of indefinite-lived intangible assets is also charged to operations as an impairment loss.  The identification and measurement of goodwill impairment involves the estimation of the fair value of the company. The estimate of our fair value, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates.

(4) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives with the exception of leasehold improvements, which is depreciated over the shorter of the useful life of the asset or the related lease term. As of October 31, 2013 and January 31, 2013, property and equipment consisted of the following (in thousands):

	October 31, 2013	January 31, 2013
Computers, peripherals and software	$11,055	$6,011
Office furniture and equipment	1,513	1,332
Leasehold improvements	1,414	1,371
	13,982	8,714
Less accumulated depreciation and amortization	(6,529)	(4,558)
	$7,453	$4,156

Depreciation and amortization expense related to property and equipment and other assets for the three months ended October 31, 2013 and October 31, 2012 was $0.7 million and $0.4 million, respectively, and for the nine months ended October 31, 2013 and October 31, 2012 was $2.0 million and $1.3 million, respectively.

(5) Accrued Liabilities

Accrued liabilities as of October 31, 2013 and January 31, 2013 consisted of the following (in thousands):

	October 31, 2013	January 31, 2013
Accrued vacation and employee benefits	$1,622	$992
Accrued bonuses	61	354
Accrued commissions and salary	1,819	1,716
	$3,502	$3,062

(6) Note Payable and Revolving Line of Credit

In February 2012, we amended our loan and security agreement (LSA) with Square 1 Bank to increase the availability to $12.0 million and to increase the amount available pursuant to the corporate credit card line and letters of credit to $3.0 million. In January 2013, we amended the LSA to extend the maturity from February 2013 to February 2014.

Any advances will bear interest at the prime rate then in effect plus 3.00%, with a floor of 5.25%. This facility is subject to borrowing base calculations based on eligible accounts receivable. At October 31, 2013, availability under the LSA, considering the borrowing base calculation, was $9.3 million. No amounts were outstanding on the revolving line of credit as of October 31, 2013.

The loan is secured by substantially all our assets and includes a restriction on our ability to pledge our intellectual property. The LSA includes financial covenants and other customary affirmative and negative covenants. The primary financial covenant is an adjusted quick ratio. The adjusted quick ratio is defined as cash at the bank plus accounts receivable less than 90 days old from invoice date as compared to current liabilities excluding deferred revenue. We must maintain an adjusted quick ratio of at least 1.10 to 1.00. The LSA also contains customary event of default provisions. We believe we were in compliance with all covenants at October 31, 2013.

(7) Warrants

The following table summarizes information about preferred stock warrants outstanding at April 17, 2013 (close of IPO) and January 31, 2013:

	Preferred Stock Warrants
	A-1	B	C
Number of warrants outstanding	32,750	40,141	64,755
Exercise price	$2.50	$2.82	$3.78
Expiration	July 2015	May 2014 - June 2018	October 2015 - June 2018

In connection with the closing of our IPO, each of the preferred stock warrants automatically converted into a warrant to purchase shares of common stock with substantially the same terms. So long as the warrants remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of interest expense. We did not recognize any interest expense during the three months ended October 31, 2013 and recognized $0.1 million during the three months ended October 31, 2012, and $0.5 million and $0.7 million during the nine months ended October 31, 2013 and October 31, 2012, respectively, for the change in the fair value of the warrants. At the time of conversion of the warrants upon the closing of our IPO, the fair value of the warrants was $2.1 million, which was reclassified as a component of additional paid-in capital.

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

During the nine months ended October 31, 2013, we issued 107,435 shares of our common stock upon the net exercise of common stock warrants to acquire 123,918 shares having a weighted average exercise price of $3.13 per share. We did not receive any cash proceeds in connection with these exercises. At October 31, 2013, 13,728 common stock warrants were outstanding with a weighted average exercise price of $3.78 per share.

(8) Redeemable Convertible Preferred Stock

On April 17, 2013, upon the closing of our IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted to 14,335,869 shares of common stock.

The following tables present our activity for redeemable convertible preferred stock for the nine months ended October 31, 2013 (in thousands except shares):

	Redeemable Convertible Preferred Stock
	Series A-1		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 1, 2013	3,368,552	$8,395	2,836,586	$7,957	4,350,478	$16,373
Conversion of preferred stock into common stock	(3,368,552)	(8,395)	(2,836,586)	(7,957)	(4,350,478)	(16,373)
Balance, October 31, 2013	—	$—	—	$—	—	$—

	Redeemable Convertible Preferred Stock
	Series D		Series E
	Shares	Amount	Shares	Amount	Total
Balance, February 1, 2013	2,226,860	$15,803	1,553,393	$19,882	$68,410
Conversion of preferred stock into common stock	(2,226,860)	(15,803)	(1,553,393)	(19,882)	(68,410)
Balance, October 31, 2013	—	$—	—	$—	$—

(9) Stock Awards

In April 2002, we established our 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Incentive stock options may only be granted to employees.  All other awards may be granted to employees, directors and consultants.  On February 4, 2013 and on March 1, 2013 our Board of Directors increased the shares authorized for grant pursuant to the 2002 Plan by 180,000 and 152,000, respectively. Our stockholders approved these increases on February 5, 2013 and March 1, 2013, respectively. As of October 31, 2013, we had 3,727,891shares of common stock reserved for issuance under the 2002 Plan, of which 1,955,098 had been issued upon the exercise of options and the issuance of restricted stock awards, 1,434,402 were subject to outstanding options, 119,998 were subject to outstanding restricted stock unit awards, and 218,393 were available for grant.

On March 19, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the 2013 Plan) and the 2013 ESPP. On March 29, 2013, our stockholders also approved the 2013 Plan and the 2013 ESPP, each of which became effective on April 11, 2013.

The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation. The 2013 Plan also provides for the grant of performance cash awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of October 31, 2013, we had 2,346,695 shares of common stock reserved for issuance under the 2013 Plan, of which 298,065 were subject to outstanding options, 119,495 were subject to outstanding restricted stock unit awards and 1,929,135 were available for grant. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the lesser of 5% of the total number shares of our common stock outstanding on the immediately preceding January 31, or a lesser amount of shares determined by our Board of Directors.

The 2013 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. As of October 31, 2013, we had 469,339 shares of common stock reserved for issuance under the 2013 ESPP. The number of shares of common stock reserved for issuance will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the least of (i) 2% of the total number of shares of our common stock outstanding on the immediately preceding January 31; (ii) 1,408,017 shares of common stock; or (iii) a lesser amount of shares determined by our Board of Directors.

Stock Options

Options granted generally vest over four years with 25% vesting on the first year anniversary and the remainder continuing to vest ratably every month thereafter, and expire no more than 10 years from the date of grant. We recognize compensation cost on a straight-line basis over the requisite service period of the award.

During the nine months ended October 31, 2013 and 2012, we granted options to employees and nonemployees to purchase 471,816 and 125,620 shares of common stock at a weighted-average exercise price of $19.98 and $8.53 per share and a weighted-average fair value on the date of grant of $10.40 and $4.58 per share, respectively. The intrinsic value of stock options exercised during the nine months ended October 31, 2013 and 2012 was $3.3 million and $1.2 million, respectively.

The following table is a summary of stock option activity for the nine months ended October 31, 2013:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 1, 2013	1,597,354	$4.19
Granted	471,816	19.98
Exercised	(237,251)	1.95
Forfeited	(99,452)	2.63
Outstanding at October 31, 2013	1,732,467	8.64

The following table summarizes information about stock options outstanding and exercisable as of October 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.55 - 0.98	294,656	4.47	$0.78	294,656	$0.78
1.65 — 2.23	120,980	6.90	1.97	91,118	1.94
5.48	587,923	7.75	5.48	352,375	5.48
5.92 — 10.78	430,843	8.75	8.84	146,362	7.69
24.01 — 29.96	298,065	9.69	25.06	13,912	24.82
	1,732,467			898,423

Options outstanding at October 31, 2013 have a weighted-average remaining contractual life of 7.7 years and a weighted-average exercise price of $8.64 per share and options exercisable have a weighted-average exercise price of $4.24 per share. As of October 31, 2013 and January 31, 2013, the aggregate intrinsic value of options outstanding was $31.5 million and $10.5 million, respectively. As of October 31, 2013 and January 31, 2013, the aggregate intrinsic value of options exercisable was $20.3 million and $7.0 million, respectively.

We have computed the fair value of all options granted during the three and nine months ended October 31, 2013 and 2012 using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rates, volatility, expected dividend yield, and expected option life. The use of different assumptions could cause significant adjustments to fair value. We estimated a volatility factor based on the common stock of peer companies, and have estimated forfeiture rates based on past historical experience. We applied the simplified method (the average of the period from vesting to expiration) to determine the expected option life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, we have computed the fair value of all options granted during the three and nine months ended October 31, 2013 and 2012 using the following weighted-average assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Risk-free interest rate	1.63% — 1.94%	—	1.01% - 1.94%	0.79% - 1.40%
Expected life	6.02 — 6.08 years	—	5.27 — 6.08 years	5.91 — 6.08 years
Expected dividend yield	—	—	—	—
Expected volatility	55.9%	—	53.9% - 56.8%	57.9% - 58.3%

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits realized from exercised stock options. As of October 31, 2013, we had $4.6 million of unrecognized compensation costs related to unvested stock options granted pursuant to the 2002 Plan and the 2013 Plan, and the cost was expected to be recognized over a weighted-average period of 3.10 years.

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

During the nine months ended October 31, 2013, we also granted an additional 123,995 RSUs to certain employees under the 2013 Plan. The RSUs generally vest in annual or semiannual installments over four years. The weighted average grant date fair value of the RSUs was $25.08 per share and the aggregate grant date fair value was $3.1 million, which is expected to be recognized over the applicable vesting period. As of October 31, 2013, all of the RSUs were unvested. Unrecognized stock-based compensation with respect to all RSUs was $3.6 million as of October 31, 2013.

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

Employee Stock Purchase Plan

The price at which common stock is purchased under the 2013 ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on a purchase date, whichever is lower. The initial offering commenced on April 11, 2013 and the initial purchase date is currently anticipated to be December 13, 2013. As such, no shares were issued under the 2013 ESPP during the three and nine months ended October 31, 2013. Accumulated employee withholdings of $1.6 million at October 31, 2013 were included in other current liabilities.

The following weighted-average assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2013 Employee Stock Purchase Plan:

Three and Nine Months Ended October 31, 2013
Expected volatility	45.6%
Expected term (in years)	0.67 — 1.17
Risk-free interest rate	0.09% - 0.11%
Dividend yield	—

As of October 31, 2013, we had $0.5 million of unrecognized compensation costs related to the 2013 ESPP and the cost was expected to be recognized over a weighted-average period of 0.5 years.

(10) Information by Geographic Areas

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s seats are provisioned. The ship-to country is generally the same as the billing country. The following tables present our revenue by geographic region for the three and nine months ended October 31, 2013 and 2012 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
United States	$16,100	$12,618	$46,642	$35,921
International	2,779	2,131	8,082	5,432
	$18,879	$14,749	$54,724	$41,353

Primarily all of our property and equipment is located in the United States.

(11) Income Taxes

Our income tax provision for the three and nine months ended October 31, 2013 and 2012 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The tax provision for the nine months ended October 31, 2013 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries.

We have historically incurred operating losses in the United States and, given our cumulative losses and limited history of profits, we have recorded a full valuation allowance against our United States deferred tax assets at October 31, 2013 and January 31, 2013.

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

The following common stock equivalents were excluded from consideration in diluted net loss per share because they had an antidilutive impact:

	October 31,
	2013	2012
Options to purchase common stock (1)	1,683,202	1,820,489
Warrants to purchase redeemable convertible preferred stock	—	137,646
Warrants to purchase common stock	13,728	48,400
Restricted common stock	—	9,600
Restricted stock units	239,493	—
Redeemable convertible preferred stock	—	14,335,869
ESPP obligations (2)	139,995	—
	2,076,418	16,352,004

(1)         Options to purchase common stock represent options in-the-money at October 31, 2013

(2)         ESPP obligations for the three and nine months ended October 31, 2013 represents an estimate, which includes the employee contributions withheld as of October 31, 2013.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(5,786)	$(2,751)	$(13,854)	$(6,732)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	24,398	5,314	18,239	5,153
Net loss per share of common stock, basic and diluted	$(0.24)	$(0.52)	$(0.76)	$(1.31)

(13) Commitments and Contingencies

(a) Operating leases

We lease office space and certain equipment under operating leases having terms that expire at various dates through October 2024. On June 10, 2013, we entered into an Amended and Restated Office Lease which superseded and replaced our lease for our corporate headquarters located in Boulder, Colorado. In addition to the office space we currently occupy, the amended and restated lease provides for the lease by us of an additional 89,000 square feet of office space in a building to be constructed adjacent to our current office space.

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

In September 2013, and as required in the amended and restated office lease, we placed $4.2 million in a bank account that is pledged to the landlord as a security deposit. This restricted cash is reflected as restricted long-term cash on our balance sheet and replaces the former security deposit, which was a $2.5 million letter of credit that has been cancelled. Provided that we have not been in default under the amended and restated lease and have met certain financial covenants during the five-year period commencing upon our occupancy of the new building, we have the right to reduce the cash security deposit to $2.1 million. The amended and restated lease also provides us with a tenant finish allowance of approximately $4.6 million.

We occupy additional leased facilities of approximately 8,600 square feet in Raleigh, North Carolina and approximately 5,200 square feet in the Seattle, Washington area. We also occupy additional leased facilities of less than 5,000 square feet each in Denver, Colorado; London, England; Melbourne, Australia; Helsinki, Finland; Singapore; and Amsterdam, the Netherlands.

Total rent expense for the three months ended October 31, 2013 and 2012 was $0.6 million and $0.5 million, respectively, and $1.7 million and $1.1 million for the nine months ended October 31, 2013 and 2012, respectively.

As of October 31, 2013, future minimum lease payments under operating leases (assuming a November 1, 2014 commencement date for the amended and restated office lease) were as follows (in thousands):

Fiscal year ended January 31:
2014 (remaining three months)	$621
2015	2,637
2016	4,001
2017	3,764
2018	3,656
Thereafter	26,725
Total minimum lease payments	$41,404

(b) Legal

In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. As of January 31, 2013 and October 31, 2013, there were no material pending or threatened legal actions or proceedings against us.

(c) Product Indemnification

Our arrangements with customers generally include an indemnification provision that we will indemnify and defend a customer in actions brought against the customer that claim our solutions and services infringe upon a valid patent, copyright, or trademark. Historically, we have not incurred any material costs related to indemnification claims.

(d) Self-insurance reserves

Effective January 1, 2013, we are exposed to employee medical health care benefit claims as a result of a transition to self-insurance. We pay actual claims and estimate our liabilities for claims incurred but not reported based on historical claims history. Estimating our insurance and self-insurance liabilities requires significant judgments, and actual claim settlements and associated expenses may differ from our current estimates. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.1 million at October 31, 2013, and the amount was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(e) Severance

In the three months ended October 31, 2013, we recorded in sales and marketing expense severance obligations of approximately $1.1 million consisting of $1.0 million in cash and $0.1 million in stock-based compensation. As of October 31, 2013, approximately $1.0 million was included in accrued liabilities in the accompanying condensed consolidated balance sheet.

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

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. In the three and nine months ended October 31, 2013, subscription and support revenue accounted for 79% and 78% of total revenue, respectively. Our subscription contracts are typically sold on a per-seat basis with a one-year term, paid upfront and provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. However, we have recently, and may in the future, enter into multi-year contracts in which the fees are paid upfront and the customer is entitled to an unlimited number of seats. These contracts may lead to significant fluctuations in cash flow from operations and will positively impact cash flow from operations in the period in which the cash is received. To a lesser extent, we sell perpetual licenses, which are also paid upfront and include support agreements, which are one year in duration and entitle the customer to support and upgrades. In the three and nine months ended October 31, 2013, perpetual license revenue accounted for 5% and 8% of total revenue, respectively. We also offer professional services, which include training on Agile software development methodologies and the use of our solutions. In the three and nine months ended October 31, 2013, professional services revenue accounted for 16% and 14% of total revenue.

We have achieved significant growth since inception. From the three months ended October 31, 2012 to the three months ended October 31, 2013, our subscription and support revenue grew from $11.4 million to $14.9 million, representing a 30% period-over-period growth rate. From the nine months ended October 31, 2012 to the nine months ended October 31, 2013, our subscription and support revenue grew from $31.4 million to $42.5 million, representing a 35% period-over-period growth rate.

From the three months ended October 31, 2012 to the three months ended October 31, 2013, our total revenue grew from $14.7 million to $18.9 million, representing a 28% period-over-period growth rate. From the nine months ended October 31, 2012 to the nine months ended October 31, 2013, our total revenue grew from $41.4 million to $54.7 million, representing a 32% period-over-period growth rate. We expect to continue to make significant expenditures to support and grow our business, including investing in our data center infrastructure, expanding our sales force and research and development team and increasing our international presence. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect to incur losses for the foreseeable future and we may not be able to achieve or sustain profitability. We increased our overall employee headcount to 408 as of October 31, 2013 from 343 as of October 31, 2012.

On April 17, 2013, we issued and sold 6,900,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million.

On July 30, 2013, we closed our follow-on public offering in which we and certain of our stockholders sold an aggregate of 5,589,455 shares of common stock, including 729,058 shares sold pursuant to the underwriters’ option to purchase additional shares. The public offering price of the shares sold in the offering was $24.75 per share. Of the 5,589,455 shares of common stock sold in the offering, 250,000 shares were sold by us and 5,339,455 shares were sold by selling stockholders. We received proceeds from the offering of $5.9 million, net of underwriting discounts and commissions, but before offering expenses of $0.6 million. All offering costs have been paid as of October 31, 2013.

Key Metrics

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Total paid seats.  We believe total paid seats are a key indicator of our market penetration, growth and future revenue. We define a paid seat as a seat with a subscription or support contract as of the measurement date. Our total paid seats were 197,806 and 154,982 as of October 31, 2013 and, 2012, respectively. In the case of a contract that allows a customer to provision an unlimited number of seats, total paid seats includes an estimate of the total number of seats to be provisioned during the term of the contract. Total paid seats as of October 31, 2013 include 14,666 in aggregate seat upgrades pursuant to such contracts with five different enterprise customers. Total paid seats as of October 31, 2012 include a 6,000 seat upgrade pursuant to such a contract with an enterprise customer.

Renewal rate.  We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to upsell or expand in our existing customer base. We calculate our renewal rate by comparing the number of paid seats of all of our existing customers at the beginning of a twelve-month period to the number of paid seats for those same customers at the end of such period, taking into account nonrenewals, upgrades and downgrades. We exclude seats sold to new customers. For the twelve months ended October 31, 2013 and 2012, the renewal rate was 118% and 123%, respectively.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash balances, changes in the estimated fair value of our preferred stock warrants, which was recorded as interest expense because the warrants were issued in conjunction with debt facilities, and foreign exchange gains (losses) that relate to expenses and transactions denominated in currencies other than our functional currency. Our functional currency is the U.S. dollar. On April 17, 2013, our preferred stock warrants converted to common stock warrants upon the closing of our IPO and, as such, we will no longer be required to present the warrants at fair value.

Provision for Income Taxes

Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. Foreign income taxes prior to the nine months ended October 31, 2013 have not been material. The tax provision for the nine months ended October 31, 2013 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an analysis covering the period through April 30, 2013 to determine whether an ownership change had occurred since our inception. The analysis indicated that although an ownership change had occurred in 2003, the net operating losses and research and development credits remained available to offset future taxable income, if any. However, in the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be limited.

Results of Operations

To enhance comparability, the following tables set forth our results of operations for the periods presented as dollars (in thousands) and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$14,888	$11,419	$42,481	$31,406
Perpetual license	1,055	1,252	4,419	4,270
Total product revenue	15,943	12,671	46,900	35,676
Professional services	2,936	2,078	7,824	5,677
Total revenue	18,879	14,749	54,724	41,353
Cost of revenue:
Product	1,997	1,437	5,482	3,816
Professional services	2,577	1,880	6,786	5,296
Total cost of revenue	4,574	3,317	12,268	9,112
Gross profit	14,305	11,432	42,456	32,241
Operating expenses:
Sales and marketing	10,832	7,226	28,752	20,769
Research and development	5,167	4,153	15,297	10,697
General and administrative	4,008	2,739	11,644	7,592
Sublease termination income	—	—	—	(839)
Total operating expenses	20,007	14,118	55,693	38,219
Loss from operations	(5,702)	(2,686)	(13,237)	(5,978)
Other (expense) income:
Interest and other income	42	11	91	43
Interest expense	—	(46)	(464)	(722)
Loss on foreign currency transactions and other gain (loss)	(87)	(30)	(111)	(75)
Loss before provision for income taxes	(5,747)	(2,751)	(13,721)	(6,732)
Provision for income taxes	39	—	133	—
Net loss	$(5,786)	$(2,751)	$(13,854)	$(6,732)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	79%	77%	78%	76%
Perpetual license	5	9	8	10
Total product revenue	84	86	86	86
Professional services	16	14	14	14
Total revenue	100	100	100	100
Cost of revenue:
Product	10	9	10	9
Professional services	14	13	12	13
Total cost of revenue	24	22	22	22
Gross profit	76	78	78	78
Operating expenses:
Sales and marketing	58	49	53	50
Research and development	27	28	28	26
General and administrative	21	19	21	18
Sublease termination income	—	—	—	(2)
Total operating expenses	106	96	102	92
Loss from operations	(30)	(18)	(24)	(14)
Other (expense) income:
Interest and other income	—	—	—	—
Interest expense	—	—	(1)	(2)
Loss on foreign currency transactions and other gain (loss)	—	—	—	—
Loss before provision for income taxes	(30)	(18)	(25)	(16)
Provision for income taxes	—	—	—	—
Net loss	(30)%	(18)%	(25)%	(16)%

Comparison of the Three Months Ended October 31, 2013 and 2012

Revenue

	Three Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$14,888	$11,419	30%
Perpetual license	1,055	1,252	(16)%
Total product revenue	15,943	12,671	26%
Professional services	2,936	2,078	41%
Total revenue	$18,879	$14,749	28%
Percentage of revenue:
Subscription and support	79%	77%
Perpetual license	5	9
Total product revenue	84	86
Professional services	16	14
Total	100%	100%

Subscription and support revenue increased $3.5 million from the three months ended October 31, 2012 to the three months ended October 31, 2013. Of the total increase in subscription and support revenue, approximately $1.4 million, or 40%, represented revenue from new customers acquired after October 31, 2012, and approximately $2.1 million, or 60%, represented revenue from existing customers at or prior to October 31, 2012. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue decreased $0.2 million from the three months ended October 31, 2012 to the three months ended October 31, 2013. We believe that the decrease was primarily due to pricing increases instituted in a previous quarter that were in effect for the three months ended October 31, 2013 in order to encourage customers to transition to subscription-based solutions.

Professional services revenue increased $0.9 million from the three months ended October 31, 2012 to the three months ended October 31, 2013. The increase was driven by higher demand for our services to help companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue:
Product	$1,997	$1,437	39%
Professional services	2,577	1,880	37%
Total cost of revenue	$4,574	$3,317
Percentage of total revenue:
Product	10%	9%
Professional services	14%	13%
Total cost of revenue	24%	22%
Total gross profit	76%	78%

Cost of product revenue increased $0.6 million from the three months ended October 31, 2012 to the three months ended October 31, 2013. The increase was primarily comprised of a $0.2 million increase in personnel and related expenses, a $0.1 million increase in depreciation expense as a result of computer equipment purchases and amortization of intangible assets acquired in business combinations and a $0.2 million increase in additional software licenses.

Cost of professional services revenue increased $0.7 million from the three months ended October 31, 2012 to the three months ended October 31, 2013.  The increase was primarily due to an increase of $0.2 million in personnel and related expenses, an increase of $0.1 million in reimbursements for out of pocket expenses and an increase of $0.3 million in third-party consulting services.

Operating Expenses

Sales and Marketing

	Three Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Sales and marketing	$10,832	$7,226	50%
Percentage of total revenue	58%	49%

Sales and marketing expenses increased $3.6 million from the three months ended October 31, 2012 to the three months ended October 31, 2013. The increase was primarily due to an increase of $2.6 million in personnel and related expenses, which includes $1.1 million in severance obligations that we recorded in the three months ended October 31, 2013. Our sales and marketing headcount increased from 123 as of October 31, 2012 to 158 as of October 31, 2013. Rent expense increased $0.1 million as a result of opening new foreign sales offices. Travel and entertainment expenses increased $0.2 million as a result of our larger sales and marketing teams and an increase in travel related to our international expansion and an increased number of marketing events. Our use of third-party consultants increased by $0.1 million as we continued to expand into international markets. Marketing expense for outside promotions increased $0.3 million as a result of a shift in marketing strategy to focus on new customer acquisition and large account expansion. Sales and marketing events expense increased $0.1 million due to an increase in the number and level of participation in events and sponsorships.

Research and Development

	Three Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Research and development	$5,167	$4,153	24%
Percentage of total revenue	27%	28%

Research and development expenses increased $1.0 million from the three months ended October 31, 2012 to the three months ended October 31, 2013. The increase was primarily due to an increase of $0.8 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions and a $0.1 million increase in allocated rent expense. Our research and development headcount increased from 112 as of October 31, 2012 to 121 as of October 31, 2013.

General and Administrative

	Three Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$4,008	$2,739	46%
Percentage of total revenue	21%	19%

General and administrative expenses increased $1.3 million from the three months ended October 31, 2012 to the three months ended October 31, 2013. The increase was partially due to an increase of $0.5 million in personnel and related expenses. Our general and administrative headcount increased from 51 as of October 31, 2012 to 65 as of October 31, 2013. Professional fees also increased $0.2 million for accounting, audit, legal and tax related services incurred as a result of our growth and changes we made in connection with the transition to operating as a public company along with an increase of $0.1 million in insurance related expenses and an increase of $0.2 million for third-party consulting services. Travel and entertainment expenses increased $0.1 million as a result of increased travel related to meetings with potential investors and to support our international expansion into new markets.

Other (Expense) Income

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Other (expense) income
Interest and other income	$42	$11
Interest expense	—	(46)
Loss on foreign currency transactions and other gain (loss)	(87)	(30)
Total	$(45)	$(65)

Other (expense) income was relatively unchanged from the three months ended October 31, 2012 to the three months ended October 31, 2013.

Comparison of the Nine Months Ended October 31, 2013 and 2012

Revenue

	Nine Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$42,481	$31,406	35%
Perpetual license	4,419	4,270	3%
Total product revenue	46,900	35,676	31%
Professional services	7,824	5,677	38%
Total revenue	$54,724	$41,353	32%
Percentage of revenue:
Subscription and support	78%	76%
Perpetual license	8	10
Total product revenue	86	86
Professional services	14	14
Total	100%	100%

Subscription and support revenue increased $11.1 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013. Of the total increase in subscription and support revenue, approximately $3.2 million, or 29%, represented revenue from new customers acquired after October 31, 2012, and approximately $7.9 million, or 71%, represented revenue from existing customers at or prior to October 31, 2012. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue increased $0.1 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013. We believe that the increase in perpetual license revenue was primarily due to further adoption of Agile practices by our customers, which resulted in purchases of additional seats, partially offset by pricing increases instituted in the nine months ended October 31, 2013 in order to encourage customers to transition to subscription-based solutions.

Professional services revenue increased $2.1 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013. The increase was driven by higher demand for our services to help companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Nine Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue:
Product	$5,482	$3,816	44%
Professional services	6,786	5,296	28%
Total cost of revenue	$12,268	$9,112
Percentage of total revenue:
Product	10%	9%
Professional services	12%	13%
Total cost of revenue	22%	22%
Total gross profit	78%	78%

Cost of product revenue increased $1.7 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013. The increase was primarily comprised of a $0.5 million increase in personnel and related expenses, a $0.4 million increase in depreciation expense as a result of computer equipment purchases and amortization of intangible assets acquired in business combinations, a $0.1 million increase in internet expenses associated with obtaining additional capacity to support our solutions and a $0.4 million increase in additional software licenses.

Cost of professional services revenue increased $1.5 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013.  The increase was primarily due to an increase of $0.5 million in personnel and related expenses, an increase of $0.3 million in reimbursements for out of pocket expenses and an increase of $0.6 million in third-party consulting services.

Operating Expenses

Sales and Marketing

	Nine Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Sales and marketing	$28,752	$20,769	38%
Percentage of total revenue	53%	50%

Sales and marketing expenses increased $8.0 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013. The increase was primarily due to an increase of $5.5 million in personnel and related expenses, which includes $1.1 million in severance obligations that we recorded in the nine months ended October 31, 2013. Rent expense increased $0.3 million as a result of an increase in allocated rent expense and an increase associated with opening new foreign sales offices. Travel and entertainment expenses increased $0.6 million as a result of our larger sales and marketing teams, an increase in travel related to our international expansion and an increased number of marketing events. Our use of third-party consultants increased by $0.2 million as we continued to expand into international markets. Marketing expense for outside promotions increased $0.7 million as a result of a shift in marketing strategy to focus on new customer acquisitions and large account expansion. Sales and marketing events increased $0.4 million as a result of an increased number and level of participation in events and sponsorships and additional expense for the RallyON event held in June 2013.

Research and Development

	Nine Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Research and development	$15,297	$10,697	43%
Percentage of total revenue	28%	26%

Research and development expenses increased $4.6 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013. The increase was primarily due to an increase of $3.6 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions, an increase of $0.3 million for third party consulting services and a $0.3 million increase in allocated rent expense. Depreciation expense increased $0.2 million as a result of computer equipment purchases to accommodate our growth.

General and Administrative

	Nine Months Ended October 31,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$11,644	$7,592	53%
Percentage of total revenue	21%	18%

General and administrative expenses increased $4.1 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013. The increase was partially due to an increase of $1.4 million in personnel and related expenses. Professional fees also increased $0.7 million for accounting, audit, legal and tax related services incurred as a result of our growth, changes we made in connection with the transition to operating as a public company, an increase of $0.3 million in insurance related expenses, expenses we incurred in connection with our acquisition of Flowdock Oy, a company based in Helsinki, Finland and an increase of $0.5 million for third party consulting services. As we continued to increase our overall headcount, recruiting expenses increased $0.1 million and expenses associated with the utilization of software licenses increased $0.2 million. Travel and entertainment expenses increased $0.2 million as a result of increased travel related to meetings with potential investors and to support our international expansion into new markets. Depreciation expense increased $0.1 million as a result of computer equipment purchases to accommodate our growth and a $0.1 million increase in allocated rent expense.

Other (Expense) Income

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Other (expense) income
Interest and other income	$91	$43
Interest expense	(464)	(722)
Loss on foreign currency transactions and other gain (loss)	(111)	(75)
Total	$(484)	$(754)

Other (expense) income decreased $0.3 million from the nine months ended October 31, 2012 to the nine months ended October 31, 2013 as a result of the automatic conversion of each of our preferred stock warrants into a warrant to purchase shares of common stock in connection with the closing of our IPO. Upon conversion, recording changes in the fair value of the preferred stock warrants as of the balance sheet date as a component of interest expense was no longer necessary.

Liquidity and Capital Resources

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(10,579)	$3,235
Net cash used in investing activities	(6,122)	(1,987)
Net cash provided by (used in) financing activities	93,926	(1,096)
Net increase in cash and cash equivalents	$77,225	$152

	As of October 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$94,835	$19,604

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

At October 31, 2013, our cash and cash equivalents of $94.8 million were held for working capital purposes. We believe that our cash and cash equivalents and the amount available pursuant to our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced solutions and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Loan and Security Agreement

We have a loan and security agreement with Square 1 Bank with a maximum borrowing availability of $12.0 million, of which $3.0 million is available for our corporate credit card line and letters of credit. On January 31, 2013, we extended the maturity on our loan and security agreement from February 2013 to February 2014. At October 31, 2013, the amount available under the loan and security agreement, considering the borrowing base calculation, was $9.3 million.

No amounts were outstanding on the loan and security agreement as of October 31, 2013. Any future advances under the loan and security agreement will bear interest at the prime rate then in effect plus 3.00%, with a floor of 5.25%.

The loan is secured by substantially all of our assets and includes a restriction on our ability to pledge our intellectual property. The loan and security agreement includes financial covenants and other customary affirmative and negative covenants. The primary financial covenant is an adjusted quick ratio. The adjusted quick ratio is defined as the cash at the bank plus accounts receivable less than 90 days old from invoice date as compared to current liabilities excluding deferred revenue. We must maintain an adjusted quick ratio of at least 1.10 to 1.00. Other restrictive covenants under the loan and security agreement include covenants with respect to creating liens on our assets, incurring additional debt, paying dividends or making other distributions, making investments, consummating certain mergers or acquisitions, making payments on subordinate debt, entering into certain transactions with affiliates, transferring funds to other financial institutions and effecting sales or other dispositions of our assets or business without the prior consent of Square 1 Bank. We believe we were in compliance with our covenants as of October 31, 2013. The loan and security agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the loan and security agreement, violation of the restrictive covenants referred to above, violation of other contractual provisions, a material adverse change in our business, attachment of our assets, our insolvency or certain other events.

Components of Liquidity and Capital Resources

Operating Activities

In the nine months ended October 31, 2013, cash used in operating activities was $10.6 million, which reflects our net loss of $13.9 million, adjusted by non-cash charges of $5.5 million consisting primarily of $3.0 million for stock-based compensation, $0.5 million for the change in valuation of preferred stock warrants and $2.0 million for depreciation and amortization. Sources of cash outflows were from fluctuations in our working capital of $2.2 million. We used $4.2 million, which is reflected as restricted long-term cash on our balance sheet, to fund a security deposit for our new building. This security deposit replaced the former security deposit, which was a $2.5 million letter of credit that has been cancelled. The favorable fluctuations in our working capital were primarily attributable to a decrease in accounts receivable as a result of the first three quarters of fiscal year 2014 cash collections being greater than our first three quarters of fiscal year 2014 billings, an increase in accounts payable and accrued liabilities primarily attributable to a severance obligation accrual, and an increase in other current liabilities primarily attributable to withholding for our Employee Stock Purchase Plan. The favorable fluctuations were offset by a decrease in deferred revenue, an increase in prepaid expenses and other current assets primarily related to payment timing and an increase in headcount and infrastructure capacity that required us to purchase additional seats and licenses for subscription software and an increase in prepaid insurance in connection with the insurance premium associated with our directors and officers liability insurance procured in connection with our IPO. Our days sales outstanding were 65 days at October 31, 2013 as compared to 55 days at October 31, 2012. Our days sales outstanding were 62 days at January 31, 2013.

In the nine months ended October 31, 2012, cash provided by operating activities was $3.2 million, which reflects our net loss of $6.7 million, adjusted by non-cash charges of $1.9 million consisting primarily of $0.7 million for stock-based compensation, $0.7 million for the change in valuation of preferred stock warrants, and $1.3 million for depreciation and amortization, partially offset by $0.8 million in non-cash income related to the early termination of our sublease. Sources of cash inflows were from fluctuations in our working capital of $8.0 million. The fluctuations in our working capital were primarily attributable to an increase in accounts receivable and deferred revenue as a result of an increase in sales and an increase in deferred rent expense primarily due to an $0.8 million lease incentive payment we received in connection with entering into our new ten-year lease for our corporate headquarters.

A significant portion of our subscription renewals are invoiced in December and January of each year, which under our typical customer payment terms generally creates positive cash flow from operations in the first quarter of each fiscal year, which is, in turn, historically offset in subsequent quarters, resulting in cash used in operations for the full fiscal year. Our total headcount as of October 31, 2013 was 408, an increase from 343 as of October 31, 2012. We expect to continue to make investments in headcount, and our ability to consistently generate positive cash flow from operations for a full fiscal year will depend on revenue and the resulting cash receipts increasing at a rate that is faster than our on-going investment in personnel, facilities and our systems.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase computer equipment and software, furniture and fixtures, as well as leasehold improvements and business combinations. In the future, we expect to continue to invest in capital expenditures to support our expanding operations and seek complimentary, accretive acquisitions.

In the nine months ended October 31, 2013, cash used in investing activities of $6.1 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Flowdock Oy, a company based in Helsinki, Finland.

In the nine months ended October 31, 2012, cash used in investing activities of $2.0 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Agile Advantage, Inc.

Financing Activities

Our financing activities consist primarily of proceeds from the sale of common stock in our IPO and follow-on public offering, proceeds from the exercises of common stock options offset by payments for offering costs associated with our IPO and follow-on public offering.

In the nine months ended October 31, 2013, cash provided by financing activities of $93.9 million was attributable to $89.8 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, $5.9 million of proceeds from our follow-on public offering, net of underwriting discounts and commissions but before offering expenses and $0.4 million in proceeds from common stock option exercises partially offset by approximately $2.3 million in offering costs.

In the nine months ended October 31, 2012, cash used in financing activities of $1.1 million was attributable to $0.1 million in proceeds from common stock option exercises offset by approximately $1.2 million in offering costs.

Contractual Payment Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following summarizes our contractual commitments and obligations (assuming a November 1, 2014 commencement date for our amended and restated office lease) as of October 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$41,404	$2,252	$7,825	$7,255	$24,072

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

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making investments, consisting of money market mutual funds, a money market bank account and certificates of deposit. As of October 31, 2013, we had $50.0 million in certificates of deposit at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, $10.0 million in a certificate of deposit at one financial institution and approximately $31.1 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. Primarily all of the remaining amount of cash and cash equivalents were held in demand deposits or a bank money market account at two financial institutions that we believe to be creditworthy.

Any draws under our loan and security agreement bear interest at a variable rate tied to the prime rate, with a floor of 5.25%. As of October 31, 2013, we had no outstanding debt under our loan and security agreement.

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

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and nine months ended October 31, 2013 or 2012. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have been in existence since 2001 and have experienced net losses in each year since our inception. We experienced net losses of $10.8 million for fiscal 2013 and net losses of $5.8 million and $13.9 million for the three and nine months ended October 31, 2013, respectively. As of October 31, 2013, we had an accumulated deficit of $89.4 million. We are at an early stage in the development of our business and much of our growth has occurred in recent periods. Our historical rates of revenue growth may not be sustainable. We expect to make significant expenditures to support and grow our business, including investing in our data center infrastructure, expanding our sales force and research and development team and increasing our international presence. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, complications and other difficulties. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability. Our limited operating history may make it difficult for our investors to evaluate our current business and our future prospects.

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

Expenses, such as sales commissions, are generally incurred upfront; however most of our revenue is recognized over the life of the applicable agreements. Therefore, increased sales will result in our recognition of proportionately more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms. As a result, our short-term operating results may suffer.

Our gross profit attributable to professional services may fluctuate between quarters.

We generally recognize revenue from professional services on a time-and-materials basis as services are delivered. Costs associated with maintaining a professional services department are relatively fixed while professional services revenue is dependent on the amount of work actually billed to customers in a period, the combination of which may result in variability in our gross profit. Our gross profit can also be impacted depending on the type of services provided. In addition, the timing of the recognition of professional services revenue is dependent on several factors outside our control. If a customer deploys our solutions and utilizes our services more slowly than we expect, we may not be able to recognize the related revenue as quickly as we anticipated, but may have already incurred substantial costs related to such services, creating further variability in our gross profit.

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

A core component of our growth strategy is international expansion. For fiscal 2013 and for the three and nine months ended October 31, 2013, approximately 13%, 15%, and 15%, respectively, of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland, the Netherlands and Singapore. We also have sales personnel in Canada and Germany. We intend to further build out our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We increased our number of full-time employees from 285 as of January 31, 2012, to 360 as of January 31, 2013 and to 408 as of October 31, 2013. Our revenue grew from $41.3 million in fiscal 2012 to $56.8 million in fiscal 2013. Our revenue grew from $14.7 million for the three months ended October 31, 2012 to $18.9 million for the three months ended October 31, 2013, and from $41.4 million for the nine months ended October 31, 2012 to $54.7 million for the nine months ended October 31, 2013. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to add and expend additional resources in an effort to further expand our overall business, customer base, headcount and operations both domestically and internationally, but can give no assurance that our business or revenue will continue to grow at historical rates or at all. Creating a global organization and managing a geographically-dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. If we are unable to successfully manage our anticipated growth, our financial results may suffer.

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

Any security breaches, cyber-attacks, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures or those of our third-party data centers are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to customer data, our reputation will be damaged, our business may suffer and we could incur significant liability.

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

Our data centers are vulnerable to damage or interruption from human error, malicious acts, cyber-attacks, earthquakes, hurricanes, tornados, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. One of our data centers is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of this facility. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the data centers without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our solutions.

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

We will continue to incur significant costs and devote substantial management time as a result of operating as a newly public company.

As a newly public company, we expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and other legislation and rules implemented by the SEC, and the New York Stock Exchange impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance requirements. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, despite recent reform made possible by the JOBS Act, compliance with these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or committees, or as executive officers.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in April 2013 at a price of $14.00 per share, our stock price has ranged from $16.80 to $33.05 through October 31, 2013. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

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

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our directors, executive officers and their affiliates beneficially own a significant percentage of our stock and are able to exert substantial control over matters subject to stockholder approval.

As of October 31, 2013, our directors, executive officers, and their respective affiliates beneficially owned or controlled, directly or indirectly and including shares issuable upon the exercise of outstanding options and warrants exercisable within 60 days of October 31, 2013, in the aggregate approximately 14.0% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, and might affect the market price of our common stock.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Sales

None

(b) Use of Proceeds

On April 17, 2013, we closed our IPO, in which we issued and sold 6,900,000 shares of common stock, including 900,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $14.00 per share, for aggregate gross proceeds to us of $96.6 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statements on Form S-1 (File Nos. 333-187173 and 333-187876), which were declared effective by the SEC on April 11, 2013. Deutsche Bank Securities Inc., Piper Jaffray & Co., JMP Securities LLC, Needham & Company, LLC and William Blair & Company LLC acted as the underwriters. The offering commenced on April 11, 2013 and did not terminate before all of the securities registered in the registration statements were sold.

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of October 31, 2013, we had not used any of those proceeds. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated April 11, 2013 filed with the SEC on April 12, 2013 pursuant to Rule 424(b) of the Securities Act. At October 31, 2013, all expenses incurred in connection with the IPO have been paid.

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

10.1+	FY2014 Metric Based Bonus Plan of Rally Software Development Corp.

10.2	Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Rally Software Development Corp. and Square 1 Bank, dated October 2, 2013.

10.3+	Separation Agreement and General Release by and between Rally Software Development Corp. and Don Hazell, dated November 13, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+                 Indicates management contract or compensatory plan.

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2013 and January 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2013 and October 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 31, 2013 and October 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2013 and October 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on December 11, 2013.

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

10.1+	FY2014 Metric Based Bonus Plan of Rally Software Development Corp.

10.2	Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Rally Software Development Corp. and Square 1 Bank, dated October 2, 2013.

10.3+	Separation Agreement and General Release by and between Rally Software Development Corp. and Don Hazell, dated November 13, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+      Indicates management contract or compensatory plan.

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2013 and January 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2013 and October 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 31, 2013 and October 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2013 and October 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

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