Form 10-Q
period 2014-04-30
Rally Software Development Corp
filed 2014-06-09
CIK 1313911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

On June 2, 2014, the registrant had 24,860,725 shares of common stock, $0.0001 par value per share, outstanding.

RALLY SOFTWARE DEVELOPMENT CORP.

FORM 10-Q

Quarterly Period Ended April 30, 2014

Rally, the Rally logo and other trademarks or service marks of Rally Software Development Corp. appearing in this Quarterly Report on Form 10-Q are the property of Rally Software Development Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.                                 Financial Statements

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	April 30, 2014	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$85,731	$88,891
Restricted cash, short-term	16	16
Accounts receivable, net	16,029	21,771
Other receivables	108	78
Prepaid expenses and other current assets	4,177	3,310
Total current assets	106,061	114,066
Property and equipment, net	5,893	5,569
Goodwill	2,572	2,529
Intangible assets, net	1,777	1,909
Restricted cash, long-term	4,200	4,200
Other assets	757	810
Total assets	$121,260	$129,083
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,605	$2,170
Accrued liabilities	3,452	4,812
Deferred revenue	38,046	38,352
Employee stock purchase plan withholding	1,353	528
Other current liabilities	1,516	1,526
Total current liabilities	46,972	47,388
Deferred revenue, net of current portion	1,665	2,433
Deferred rent expense, net of current portion	873	888
Total liabilities	49,510	50,709
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value per share. At April 30, 2014 and January 31, 2014, authorized, 200,000,000 shares; issued and outstanding, 24,858,950 and 24,786,413 shares, respectively	3	3
Additional paid-in capital	175,829	174,027
Accumulated deficit	(104,141)	(95,660)
Accumulated other comprehensive income	59	4
Total stockholders’ equity	71,750	78,374
Total liabilities and stockholders’ equity	$121,260	$129,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Revenue:
Subscription and support	$16,105	$13,373
Perpetual license	639	629
Total product revenue	16,744	14,002
Professional services	2,687	2,047
Total revenue	19,431	16,049
Cost of revenue (1):
Product	2,396	1,684
Professional services	2,771	1,873
Total cost of revenue	5,167	3,557
Gross profit	14,264	12,492
Operating expenses (1):
Sales and marketing	11,410	8,835
Research and development	5,986	5,079
General and administrative	5,188	3,854
Total operating expenses	22,584	17,768
Loss from operations	(8,320)	(5,276)
Other (expense) income:
Interest and other income	39	13
Interest expense	—	(462)
Loss on foreign currency transactions and other gain (loss)	(82)	(19)
Loss before provision for income taxes	(8,363)	(5,744)
Provision for income taxes	118	46
Net loss	$(8,481)	$(5,790)
Net loss per share:
Basic and diluted	$(0.34)	$(0.98)
Weighted-average shares outstanding:
Basic and diluted	24,816	5,904

(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2014	2013
Cost of product revenue	$95	$66
Cost of professional services revenue	89	19
Sales and marketing	438	105
Research and development	412	224
General and administrative	522	170
	$1,556	$584

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Net loss	$(8,481)	$(5,790)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	56	(9)
Comprehensive loss	$(8,425)	$(5,799)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended April 30,
	2014	2013
Cash flow from operating activities:
Net loss	$(8,481)	$(5,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	724	638
Noncash stock-based compensation expense	1,556	584
Noncash interest expense	—	462
Other	19	—
Changes in operating assets and liabilities:
Accounts receivable	5,742	4,575
Other receivables	(30)	251
Prepaid expenses and other current assets	(867)	(1,264)
Other assets	36	(61)
Accounts payable and accrued liabilities	(1,183)	370
Deferred revenue	(1,075)	1,793
Other current liabilities	815	(192)
Deferred rent expense, net of current portion	(15)	(9)
Net cash provided by (used in) operating activities	(2,759)	1,357
Cash flows from investing activities:
Purchase of property and equipment	(648)	(2,142)
Purchase of Flowdock Oy, net of cash received	—	(2,857)
Proceeds from sale of assets	1	—
Net cash used in investing activities	(647)	(4,999)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	89,838
Proceeds from exercise of common stock options	246	261
Payments of offering costs	—	(419)
Net cash provided by financing activities	246	89,680
Net increase (decrease) in cash and cash equivalents	(3,160)	86,038
Cash and cash equivalents-beginning of period	88,891	17,609
Cash and cash equivalents-end of period	$85,731	$103,647
Supplementary information:
Cash paid for income taxes	$44	$12
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$68,410
Conversion of preferred stock warrants to common stock warrants	—	2,066
Common stock issued as partial consideration for purchase of Flowdock Oy	—	1,293
Property and equipment purchases in accounts payable	304	134
Offering costs included in accounts payable	—	1,191

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

Our headquarters are located in Boulder, Colorado. We were incorporated in the State of Delaware on July 12, 2001. At April 30, 2014, we had six subsidiaries: Rally Software Development International Corp. (RSDI); Rally Software Development Australia Pty Limited; Rally Software Development Netherlands B.V.; Rally Software Development Canada B.C. Ltd.; Rally Singapore Pte Ltd.; and Flowdock Oy.

Our fiscal year ends on January 31. Our fiscal quarters end April 30, July 31, October 31 and January 31.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed notes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The results of operations for the three months ended April 31, 2014 are not necessarily indicative of the results to be expected for the year ending January 31, 2015 or for other interim periods or future years. The condensed consolidated balance sheet as of January 31, 2014 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission, or SEC, on April 11, 2014.

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

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

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

(e) Property and Equipment and Acquired Intangible Assets

Property and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Asset class	Useful life
Computer equipment	3 years
Office equipment	5 years
Office furniture	5 years
Computer software	3 years
Leasehold improvements	The shorter of the estimated useful life or the term of the lease

Our acquired intangible assets consist of developed software technology and trademark and domain names. The values assigned to our intangible assets are based on estimates and judgments. Intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Asset class	Useful life
Developed software technology	5 years
Trademark and domain names	15 years

(f) Deferred Revenue

Deferred revenue comprises unrecognized subscription and support, which includes hosting and maintenance, perpetual licenses, tool training, enhanced support and prepaid professional services revenue. With the exception of perpetual licenses, these arrangements are initially recorded as deferred revenue upon the commencement of the subscription, hosting or maintenance period, and revenue is recognized in the condensed consolidated statements of operations ratably over the term of the arrangement. Perpetual licenses are generally recognized upon delivery of the software product to the customer. Prepaid professional services arrangements are recorded initially as deferred revenue and are recognized as the services are performed.

(g) Revenue Recognition

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

Professional services revenue is accounted for separately from subscription and perpetual license revenue when VSOE exists and, for subscriptions, has stand-alone value to the customer. Professional services are generally provided on a time-and-materials basis. The services that are provided on a time-and-materials basis are recognized as services are provided. However, professional services that do not have stand-alone value to the customer are recognized ratably over the remaining subscription period. We present reimbursements received for out of pocket expenses within professional services revenue. Reimbursements received were approximately $0.3 million and $0.2 million for the three months ended April 30, 2014 and 2013, respectively

(h) Commissions

Commissions are recorded as a component of sales and marketing expense and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in cases where we cannot collect the invoiced amounts associated with a sales order.

(i) Stock-Based Compensation

Stock-based compensation to employees and members of our Board of Directors is measured at the grant date fair values of the respective options to purchase our common stock, and expensed on a straight line basis over the period in which the holder is required to provide services, which is usually the vesting period. We determine the grant date fair value of all stock options using the Black Scholes option pricing model. An estimate of forfeitures is applied when calculating compensation expense. Restricted stock and restricted stock units (RSUs) are measured at fair value at the date of grant and expensed on a straight line basis over the period in which the holder is required to provide services, which is generally the vesting period. We recognize compensation expense related to shares issued pursuant to our 2013 Employee Stock Purchase Plan (the 2013 ESPP), on a straight line basis over the offering period, which is generally one year.

(j) Foreign Currency Translation

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

We maintain short-term intercompany payables denominated in each subsidiary’s functional currency. Gains and losses associated with remeasurement of these payables into U.S. dollars are presented within loss on foreign currency transactions included in the condensed consolidated statements of operations.

(k) Fair Value Measurements

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

We believe that the carrying amounts of our financial instruments, including cash equivalents and restricted cash, approximate their fair value due to the short-term maturities of these instruments. The carrying amount of cash equivalents, which consists of a money market mutual fund, a bank money market account and certificates of deposits, was $82.9 million and $86.3 million as of April 30, 2014 and January 31, 2014, respectively, and approximates fair value based on quoted market prices, which are Level 1 inputs. The carrying amount of restricted cash, which consists of certificates of deposits, approximates fair value based on quoted market prices, which are Level 1 inputs.

(l) Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At April 30, 2014, we had $50.0 million in certificates of deposits at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, and approximately $21.7 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. Primarily all of the remaining amount of cash and cash equivalents were held in demand deposits, a certificate of deposit or a bank money market account at two financial institutions that we believe to be creditworthy. We perform ongoing evaluations of our customers’ financial condition and do not require any collateral to support receivables. As of April 30, 2014 one customer with a balance of approximately $1.7 million represented 11.0% of accounts receivable. At January 31, 2014, no customer accounted for more than 10% of accounts receivable. During the three months ended April 30, 2014 and 2013, no customer represented more than 10% of revenue.

(m) Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (JOBS Act), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Effective February 1, 2014, the Company adopted Accounting Standards Update (ASU) No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit Carryforward Exists.” This accounting update requires that an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted.

(3) Acquisition

On February 5, 2013, we completed the acquisition of Flowdock Oy (Flowdock), a company based in Helsinki, Finland, and the results of Flowdock’s operations have been included in the condensed consolidated financial statements since that date. The acquisition provides us with a stand-alone unified communication and team- based chat collaboration product offering that is also complimentary to existing Rally solutions. The total consideration paid by us was approximately $4.4 million, which consisted of $3.0 million in cash, $0.1 million in net assumed liabilities and 119,993 shares of common stock valued at $10.78 per share. Cash of $0.1 million and 23,998 shares of common stock were held back for one year to satisfy any potential indemnification claims and on February 5, 2014, were released in full. Transaction costs of $0.5 million were expensed as incurred, $0.3 million of which were incurred in the fourth quarter of fiscal 2013 and $0.2 million of which were incurred in the first quarter of fiscal 2014.

The acquisition of Flowdock was accounted for as a purchase of a business, and accordingly, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Flowdock, we recorded intangible assets of $4.4 million, which was comprised of $1.9 million related to developed software and technology, $0.2 million related to trademark and domain names and $2.3 million related to goodwill. The estimated useful life of the acquired developed software and technology is five years and the estimated useful life of the trademark and domain names is 15 years.

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

In connection with the acquisition of Flowdock in the first quarter of fiscal 2014, we recorded goodwill of $2.5 million. The change in goodwill from January 31, 2014 to April 30, 2014 was a result of foreign current translation adjustments. As of April 30, 2014 and January 31, 2014, intangible assets, excluding goodwill, consist of the following (in thousands):

	April 30, 2014	January 31, 2014
Developed software technology	$2,578	$2,578
Trademark and domain names	226	226
	2,804	2,804
Less accumulated amortization	(1,027)	(895)
	$1,777	$1,909

Amortization expense related to acquired intangible assets for the three months ended April 30, 2014 and 2013 was $0.1 million and $0.1 million, respectively.

As of April 30, 2014, future estimated amortization expenses related to acquired intangible assets were as follows (in thousands):

Fiscal year ended January 31:
2015 (remaining nine months)	$395
2016	457
2017	387
2018	387
2019	15
Thereafter	136
Total future estimated amortization expense	$1,777

(5) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight- line method over their estimated useful lives with the exception of leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the related lease term.

As of April 30, 2014 and January 31, 2014, property and equipment consisted of the following (in thousands):

	April 30, 2014	January 31, 2014
Computers, peripherals and software	$9,633	$8,935
Office furniture and equipment	1,635	1,523
Leasehold improvements	1,542	1,453
	12,810	11,911
Less accumulated depreciation	(6,917)	(6,342)
	$5,893	$5,569

Depreciation expense related to property and equipment, for the three months ended April 30, 2014 and 2013 was $0.6 million and $0.5 million, respectively.

(6) Accrued Liabilities

Accrued liabilities as of April 30, 2014 and January 31, 2014 consisted of the following (in thousands):

	April 30, 2014	January 31, 2014
Accrued vacation and employee benefits	$2,008	$1,731
Accrued bonuses	569	733
Accrued commissions and salary	875	2,348
	$3,452	$4,812

(7) Warrants

The following table summarizes information about preferred stock warrants outstanding at April 17, 2013 (close of IPO):

	Preferred Stock Warrants
	A-1	B	C
Number of warrants outstanding	32,750	40,141	64,755
Exercise price	$2.50	$2.82	$3.78
Expiration	July 2015	May 2014 - June 2018	October 2015 - June 2018

In connection with the closing of our IPO, each of the preferred stock warrants automatically converted into a warrant to purchase shares of common stock with substantially the same terms. So long as the warrants remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of interest expense. We did not recognize any interest expense during the three months ended April 30, 2014 and recognized $0.5 million during the three months ended April 30, 2013, respectively, for the change in fair market value of the warrants. At the time of conversion of the warrants upon the closing of our IPO, the fair value of the warrants was $2.1 million, which was reclassified as a component of additional paid-in capital.

At April 17, 2013, the fair value of the warrant liability was calculated using the following underlying assumptions:

April 17, 2013 (Close of IPO)
Risk-free interest rate	0.71%
Expected term	Remaining contractual term
Expected dividend yield	—
Expected volatility	49.0%

Prior to the closing of our IPO, we also had two outstanding common stock warrants exercisable for 26,000 and 22,400 shares of common stock at $0.65 and $0.0025 per share, which were scheduled to expire in November 2016 and May 2021, respectively. The warrants automatically net exercised at the closing of our IPO on April 17, 2013 for 24,793 and 22,396 shares of common stock, respectively.

During the fiscal year ended January 31, 2014, we issued 107,435 shares of our common stock upon the net exercise of common stock warrants to acquire 123,918 shares having a weighted average exercise price of $3.13 per share. During the three months ended April 30, 2014, we issued 387 shares of our common stock upon the net exercise of a common stock warrant to acquire 476 shares having an exercise price of $3.79 per share. We did not receive any cash proceeds in connection with this exercise. At April 30, 2014, warrants to purchase 13,252 shares of common stock were outstanding with a weighted average exercise price of $3.79 per share.

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

(9) Stock Awards

In April 2002, we established our 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and RSU awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of April 30, 2014, we had 3,727,891 shares of common stock reserved for issuance under the 2002 Plan, of which 2,247,577 had been issued upon the exercise of options and the issuance of restricted stock awards, 1,113,791 were subject to outstanding options, 119,998 were subject to outstanding RSU awards and 246,525 were available for grant. Under the 2002 Plan, incentive stock options may be granted at an exercise price not less than 100% of the fair value of common stock on the date of grant, as determined by our Board of Directors.

On March 19, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the 2013 Plan) and the 2013 ESPP. On March 29, 2013, our stockholders also approved the 2013 Plan and the 2013 ESPP, each of which became effective on April 11, 2013. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and other forms of equity compensation. The 2013 Plan also provides for the grant of performance cash awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of April 30, 2014, we had 3,586,015 shares of common stock reserved for issuance under the 2013 Plan, of which 1,580 had been issued upon the vesting of RSUs, 576,974 were subject to outstanding options, 462,594 were subject to outstanding RSU awards and 2,544,867 were available for grant. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the lesser of 5% of the total number shares of our common stock outstanding on the immediately preceding January 31, or a lesser amount of shares determined by our Board of Directors.

Pursuant to the evergreen provision of the 2013 Plan, on February 1, 2014, common stock reserved for issuance under the 2013 Plan automatically increased 1,239,320 shares.

The 2013 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. As of April 30, 2014, we had 965,067 shares of common stock reserved for issuance under the 2013 ESPP, of which 158,329 shares have been issued. The number of shares of common stock reserved for issuance will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the least of (i) 2% of the total number of shares of our common stock outstanding on the immediately preceding January 31; (ii) 1,408,017 shares of common stock; or (iii) a lesser amount of shares determined by our Board of Directors.

Pursuant to the evergreen provision of the 2013 ESPP, on February 1, 2014, common stock reserved for issuance under the 2013 ESPP automatically increased 495,728 shares.

Stock Options

Options granted generally vest over four years with 25% vesting on the first year anniversary and continuing monthly thereafter, and expire no more than 10 years from the date of grant. We recognize compensation cost on a straight-line basis over the requisite service period of the award.

During the three months ended April 30, 2014 and 2013, we granted options to employees to purchase 270,250 and 167,604 shares of common stock at a weighted-average exercise price of $13.38 and $10.78 per share and a weighted-average fair value on the date of grant of $6.18 and $5.69, respectively. The intrinsic value of stock options exercised during the three months ended April 30, 2014 and 2013 was $0.8 million and $1.1 million, respectively.

The following table is a summary of stock option activity for the three months ended April 30, 2014:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 1, 2014	1,517,943	$9.46
Granted	270,250	13.38
Exercised	(70,598)	3.50
Forfeited	(26,830)	13.96
Outstanding at April 30, 2014	1,690,765	10.27

The following table summarizes information about stock options outstanding and exercisable as of April 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.55 — 2.23	256,717	4.71	$1.17	244,765	$1.13
5.48	518,821	7.25	5.48	359,170	5.48
5.93 — 10.78	338,253	8.15	9.07	140,156	8.34
13.08 — 24.01	393,725	9.67	16.40	7,596	17.33
24.60 — 29.96	183,249	9.08	25.58	35,274	24.84
	1,690,765			786,961

Options outstanding at April 30, 2014 have a weighted-average remaining contractual life of 7.8 years and a weighted-average exercise price of $10.27 per share and options exercisable have a weighted-average exercise price of $5.62 per share. As of April 30, 2014 and January 31, 2014, the aggregate intrinsic value of options outstanding was $8.4 million and $19.1 million, respectively. As of April 30, 2014 and January 31, 2014, the aggregate intrinsic value of options exercisable was $6.3 million and $12.6 million, respectively.

We have computed the fair value of all options granted during the three months ended April 30, 2014 and 2013 using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rates, volatility, expected dividend yield, and expected option life. The use of different assumptions could cause significant adjustments to fair value. We estimated a volatility factor based on the common stock of peer companies, and have estimated forfeiture rates based on past historical experience. The expected life input is based on historical exercise patterns and the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, we have computed the fair value of all options granted during the three months ended April 30, 2014 and 2013 using the following weighted-average assumptions:

	Three Months Ended April 30,
	2014	2013
Risk-free interest rate	1.69%	1.01% - 1.15%
Expected life	6.02 years	5.98 - 6.08 years
Expected dividend yield	—	—
Expected volatility	46.7%	56.8%

No excess tax benefit has been recognized relating to exercised stock options as no tax deductions have been realized through a reduction of taxes payable. As of April 30, 2014, we had $5.4 million of unrecognized compensation costs related to unvested stock options granted pursuant to the 2002 Plan and the 2013 Plan and the cost was expected to be recognized over a weighted-average period of 2.76 years.

Restricted Stock Units

On February 5, 2013, we granted 119,998 RSUs to certain employees under the 2002 Plan. 50% of the RSUs vested in April 2014 and the remaining 50% becomes fully vested in February 2015. The RSUs that vested in April 2014 have not been released as of April 30, 2014, pending payment of payroll taxes. We anticipate that the payroll taxes will be paid and the awards released in June 2014. 50,000 of the RSUs granted on February 5, 2013 were subject to cancellation or forfeiture in satisfaction of certain indemnification obligations under the share purchase agreement entered into in connection with the purchase of Flowdock. In February 2014, the indemnification restrictions were released.

The following table is a summary of RSU activity for the three months ended April 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at February 1, 2014	458,982	$20.88
Granted	142,000	15.78
Vested	(61,580)	11.14
Forfeited	(16,810)	23.90
Non-vested at April 30, 2014	522,592	20.54

Minimum tax withholdings paid to tax authorities on behalf of employees are classified as a financing activity in the statement of cash flows.

Other than the RSUs granted under the 2002 Plan that related to an acquisition, RSUs generally vest in annual or semiannual installments over four years.

Unvested RSUs at April 30, 2014 have a weighted-average remaining contractual life of 1.83 years and a weighted-average grant date fair value of $20.54 per share, which is expected to be recognized over the applicable vesting period. Unrecognized stock-based compensation with respect to all RSUs was $8.1 million as of April 30, 2014 and the cost was expected to be recognized over a weighted-average period of 3.26 years.

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

Employee Stock Purchase Plan

The price at which common stock is purchased under the 2013 ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on a purchase date, whichever is lower. The initial offering commenced on April 11, 2013 and the initial purchase date was December 13, 2013. During the fiscal year ended January 31, 2014, 158,329 shares were issued under the 2013 ESPP for an aggregate purchase price of $1.8 million. Accumulated employee withholdings of $1.4 million at April 30, 2014 associated with the next purchase date on June 13, 2014 were included in other current liabilities.

The following weighted-average assumptions were used to calculate our stock- based compensation for each stock purchase right granted under the 2013 ESPP:

Three Months Ended April 30, 2014
Expected volatility	45.6%
Expected life	0.67 - 1.17 years
Risk-free interest rate	0.09% - 0.11%
Expected dividend yield	—

As of April 30, 2014, we had $0.1 million of unrecognized compensation costs related to the 2013 ESPP and the cost was expected to be recognized over a weighted-average period of 0.1 years.

(10) Information by Geographic Areas

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s seats are provisioned. The ship-to country is generally the same as the billing country. The following tables present our revenue by geographic region for the three months ended April 30, 2014 and 2013 (in thousands):

	Three Months Ended April 30,
	2014	2013
United States	$16,784	$13,833
International	2,647	2,216
	$19,431	$16,049

Primarily all of our property and equipment is located in the United States.

(11) Income Taxes

Our income tax provision for the three months ended April 30, 2014 and 2013 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The tax provision for the three months ended April 30, 2014 and 2013 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries.

We have historically incurred operating losses in the United States and, given our cumulative losses and limited history of profits, we have recorded a full valuation allowance against our United States deferred tax assets at April 30, 2014 and January 31, 2014.

We have not taken any uncertain tax positions. We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, tax years 2001 through 2013 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In the foreign jurisdictions, tax years 2009 through 2013 remain subject to examination.

(12) Net Loss Per Share

We calculate basic and diluted net loss per share of common stock by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have excluded all potentially dilutive shares, which include warrants for common stock, outstanding common stock options, outstanding RSUs and restricted common stock, ESPP obligations, from the weighted-average number of shares of common stock outstanding as their inclusion in the computation for all periods would be antidilutive due to net losses.

The following common stock equivalents were excluded from consideration in diluted net loss per share because they had an antidilutive impact:

	Three Months Ended April 30,
	2014	2013
Options to purchase common stock	1,690,765	1,621,755
Warrants to purchase common stock	13,252	137,646
Restricted common stock	—	9,600
Restricted stock units (1)	582,592	119,998
ESPP obligations (2)	142,120	—
	2,428,729	1,888,999

(1)                                 Restricted stock units includes 60,000 RSUs that have vested but have not been released pending payment of payroll taxes which we expect will take place in June 2014.

(2)                                 ESPP obligations for the three months ended April 30, 2014 represents an estimate, which includes the employee contributions withheld as of April 30, 2014 and an estimate of contributions over the remaining purchase period of the offering.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2014	2013
Numerator:
Net loss	$(8,481)	$(5,790)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	24,816	5,904
Net loss per share of common stock, basic and diluted	$(0.34)	$(0.98)

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

In September 2013, and as required in the amended and restated office lease, we placed $4.2 million in a bank account that is pledged to the landlord as a security deposit. This restricted cash is reflected as restricted long-term cash on our balance sheet. Provided that we have not been in default under the amended and restated office lease and have met certain financial covenants during the five-year period commencing upon our occupancy of the new building, we have the right to reduce the cash security deposit to $2.1 million. The amended and restated lease also provides us with a tenant finish allowance of approximately $4.6 million.

We occupy additional leased facilities of approximately 22,000 square feet in Denver, Colorado, 10,000 square feet in Raleigh, North Carolina and approximately 5,200 square feet in the Seattle, Washington area.

We also occupy additional leased facilities of less than 5,000 square feet each in London, England; Melbourne, Australia; Helsinki, Finland; Singapore; and Amsterdam, the Netherlands.

Total rent expense for the three months ended April 30, 2014 and 2013 was $0.7 million and $0.5 million, respectively.

As of April 30, 2014, future minimum lease payments under operating leases (assuming a June 1, 2015 commencement date for the amended and restated office lease) were as follows (in thousands):

Fiscal year ended January 31:
2015(remaining nine months)	$2,340
2016	4,169
2017	4,627
2018	4,521
2019	4,421
Thereafter	30,449
Total minimum lease payments	$50,527

(b) Legal

In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effective on our financial position, results of operations or cash flows, except for those matters for which we have recorded a loss contingency. We accrue for loss contingencies when it is both probable that we will incur the loss and when the amount of the loss can be reasonably estimated. As of April 30, 2014, there were no material pending or threatened legal actions or proceedings against us.

(c) Product Indemnification

Our arrangements with customers generally include an indemnification provision that we will indemnify and defend a customer in actions brought against the customer that claim our solutions and services infringe upon a valid patent, copyright, or trademark. Historically, we have not incurred any material costs related to indemnification claims.

(d)  Self-insurance reserves

We use a combination of insurance and self- insurance plans to provide for the potential liabilities for employee medical health care benefits. Liabilities associated with the risks that are retained by us are estimated by considering historical claims experience and severity factors. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.2 million at April 30, 2014, which amount was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(14) Subsequent Events

In May 2014, we recorded approximately $0.1 million in research and development expense related to a severance obligation.

In May 2014, we executed a sublease agreement for a leased facility consisting of approximately 5,000 square feet in Denver, Colorado. The sublease rent commencement date is anticipated to be July 1, 2014 and will extend through October 15, 2015.  We anticipate receiving $0.2 million in rent payments during the term of the sublease, which we will reduce our rent expense for this facility.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2014 included in our Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission, or SEC, on April 11, 2014 (File No.001-35868) . This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the three months ended April 30, 2014, subscription and support revenue accounted for 83% of total revenue. Our subscription contracts are typically sold on a per-seat basis with a one-year term paid upfront and provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. However, we have from time to time, and may in the future, enter into multi-year contracts in which the fees are paid upfront and the customer is entitled to an unlimited number of seats. These contracts may lead to significant fluctuations in cash flow from operations and will positively impact cash flow from operations in the period in which the cash is received. To a lesser extent, we sell perpetual licenses, which are also paid upfront and include support agreements, which are one year in duration and entitle the customer to support and upgrades. In the three months ended April 30, 2014, perpetual license revenue accounted for 3% of total revenue. We also offer professional services, which include training on Agile software development methodologies and the use of our solutions. For the three months ended April 30, 2014, professional services accounted for 14% of total revenue.

We have achieved significant growth since inception. From the three months ended April 30, 2013 to the three months ended April 30, 2014, our subscription and support revenue grew from $13.4 million to $16.1 million, representing a 20% year-over-year growth rate. From the three months ended April 30, 2013 to the three months ended April 30, 2014, our total revenue grew from $16.0 million to $19.4 million, representing a 21% year-over-year growth rate. We expect to continue to make significant expenditures to support and grow our business, including expanding our sales and marketing teams, investing in our data center infrastructure, expanding our research and development teams and increasing our international presence. A large portion of our sales and marketing department was hired in the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015. Because of this, a portion of our sales employees may not have yet reached full productivity. While we believe our sales pipeline for the second half of fiscal year 2015 is strong, we may not see the results of this investment in hiring manifest itself in higher period over period revenue growth rates, in subsequent quarters, if at all. If our revenue growth rates do not improve, we may need to reduce the investment we have made in sales and marketing as well as other departments to a level that is consistent with our period over period growth. In addition, as a public company we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We currently expect to incur losses for the foreseeable future and if our revenue growth does not improve or our expenses are not reduced, we may not be able to achieve profitability. We increased our overall employee headcount to 494 as of April 30, 2014 from 378 as of April 30, 2013.

On April 17, 2013, we issued and sold 6,900,000 shares of common stock in our initial public offering. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million.

On July 30, 2013, we closed our follow on public offering in which we and certain of our stockholders sold an aggregate of 5,589,455 shares of common stock. Of the 5,589,455 shares of common stock sold in the offering, 250,000 shares were sold by us and 5,339,455 shares were sold by selling stockholders. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $0.3 million and offering expenses totaling approximately $0.6 million, were approximately $5.3 million.

Key Metrics

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Total paid seats. We believe total paid seats are a key indicator of our market penetration, growth and future revenue. We define a paid seat as a seat with a subscription or support contract as of the measurement date. Our total paid seats were 225,963 and 184,145 as of April 30, 2014 and 2013, respectively. In the case of a contract that allows a customer to provision an unlimited number of seats, total paid seats includes an estimate of the total number of seats to be provisioned during the term of the contract.

Renewal rate.  We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to upsell or expand in our existing customer base. We calculate our renewal rate by comparing the number of paid seats of all of our existing customers at the beginning of a twelve-month period to the number of paid seats for those same customers at the end of such period, taking into account nonrenewals, upgrades and downgrades. We exclude seats sold to new customers. For the twelve months ended April 30, 2014 and 2013, our renewal rate was 114% and 126%, respectively.

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

Cost of Revenue

Cost of product revenue.  Cost of product revenue consists primarily of personnel and related costs of our support and operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as software license fees, hosting costs, Internet connectivity and depreciation expenses directly related to delivering our solutions. As we add support personnel and data center capacity in advance of anticipated growth, our cost of product revenue will increase and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected. In February 2013, we purchased Flowdock Oy, a company based in Helsinki, Finland, for approximately $4.4 million. A meaningful portion of the purchase consideration has been allocated to intangible assets that were capitalized and amortized over time to cost of product revenue, thereby increasing our cost of product revenue. Our cost of product revenue is generally expensed as the costs are incurred.

Cost of professional services revenue.  Cost of professional services revenue consists primarily of personnel and related costs, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and allocated overhead. As most of our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term. Our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit, which may include negative gross profit if personnel are idle and not performing billable engagements. Our cost of professional services revenue is generally expensed as costs are incurred.

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

Sales and marketing.  Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities, in addition to allocated overhead. We expense sales commissions when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. We currently expect that sales and marketing expenses will continue to increase both in absolute dollars and as a percentage of revenue, partially as a result of our international expansion and our RallyON! user conference, which will be held in June 2014, and will continue to be the largest expense component of our operating expenses.

Research and development.  Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as allocated overhead. Research and development costs related to the development of our software products are generally expensed as incurred as development costs that have qualified for capitalization are not significant. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. We currently expect in the near term that our research and development expenses will continue to increase both in absolute dollars and as a percentage of revenue as we increase our research and development headcount to further strengthen and enhance our solutions.

General and administrative.  General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and allocated overhead. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and transition to operating as a public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. We also currently expect that general and administrative expenses will continue to increase in the near term both in absolute dollars and as a percentage of revenue as we expand our operations, including internationally.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash balances, changes in the estimated fair value of our preferred stock warrants, which were recorded as interest expense because the warrants were issued in conjunction with debt facilities, and foreign exchange gains (losses) that relate to expenses and transactions denominated in currencies other than our functional currency. Our functional currency is the U.S. dollar. On April 17, 2013, our preferred stock warrants converted to common stock warrants upon the closing of our initial public offering and, as such, we are no longer required to present the warrants at fair value.

Provision for Income Taxes

Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three months ended April 30, 2014 and 2013 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an analysis covering the period through April 30, 2013 to determine whether an ownership change had occurred since our inception. The analysis indicated that although an ownership change had occurred, the net operating losses and research and development credits remained available to offset future taxable income, if any. However, in the event we have subsequent changes in ownership the availability of net operating losses and research and development credit carryovers could be limited.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription and support	$16,105	$13,373
Perpetual license	639	629
Total product revenue	16,744	14,002
Professional services	2,687	2,047
Total revenue	19,431	16,049
Cost of revenue:
Product	2,396	1,684
Professional services	2,771	1,873
Total cost of revenue	5,167	3,557
Gross profit	14,264	12,492
Operating expenses:
Sales and marketing	11,410	8,835
Research and development	5,986	5,079
General and administrative	5,188	3,854
Total operating expenses	22,584	17,768
Loss from operations	(8,320)	(5,276)
Other (expense) income:
Interest and other income	39	13
Interest expense	—	(462)
Loss on foreign currency transactions and other gain (loss)	(82)	(19)
Loss before provision for income taxes	(8,363)	(5,744)
Provision for income taxes	118	46
Net loss	$(8,481)	$(5,790)

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription and support	83%	83%
Perpetual license	3	4
Total product revenue	86	87
Professional services	14	13
Total revenue	100	100
Cost of revenue:
Product	13	10
Professional services	14	12
Total cost of revenue	27	22
Gross profit	73	78
Operating expenses:
Sales and marketing	59	55
Research and development	31	32
General and administrative	26	24
Total operating expenses	116	111
Loss from operations	(43)	(33)
Other (expense) income:
Interest and other income	—	—
Interest expense	—	(3)
Loss on foreign currency transactions and other gain (loss)	—	—
Loss before provision for income taxes	(43)	(36)
Provision for income taxes	1	—
Net loss	(44)%	(36)%

Comparison of the Three Months Ended April 30, 2014 and 2013

Revenue

	Three Months Ended April 30,
	2014	2013	% Change
	(in thousands)
Revenue:
Subscription and support	$16,105	$13,373	20%
Perpetual license	639	629	2%
Total product revenue	16,744	14,002	20%
Professional services	2,687	2,047	31%
Total revenue	$19,431	$16,049	21%
Percentage of revenue:
Subscription and support	83%	83%
Perpetual license	3	4
Total product revenue	86	87
Professional services	14	13
Total	100%	100%

Subscription and support revenue increased $2.7 million from the three months ended April 30, 2013 to the three months ended April 30, 2014. Of the total increase in subscription and support revenue, approximately $1.4 million, or 51%, represented revenue from new customers acquired after April 30, 2013, and approximately $1.3 million, or 49%, represented revenue from existing customers at or prior to April 30, 2013. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue was relatively unchanged from the three months ended April 30, 2013 to the three months ended April 30, 2014.

Professional services revenue increased $0.6 million from the three months ended April 30, 2013 to the three months ended April 30, 2014. The increase was driven by higher demand for our services to help companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended April 30,
	2014	2013	% Change
	(in thousands)
Cost of revenue:
Product	$2,396	$1,684	42%
Professional services	2,771	1,873	48%
Total cost of revenue	$5,167	$3,557
Gross profit:
Product	13%	10%
Professional services	14	12
Total cost of revenue	27%	22%
Total gross profit	73%	78%

Cost of product revenue increased $0.7 million from the three months ended April 30, 2013 to the three months ended April 30, 2014. The increase was primarily comprised of a $0.5 million increase in personnel and related expenses, a $0.1 million increase in depreciation expense as a result of computer equipment and server purchases and amortization of intangible assets acquired in business combinations and a $0.1 million increase in additional software licenses.

Cost of professional services revenue increased $0.9 million from the three months ended April 30, 2013 to the three months ended April 30, 2014.  The increase was primarily due to an increase of $0.6 million in personnel and related expenses, an increase of $0.1 million in reimbursements for out of pocket expenses, an increase of $0.1 million in third-party consulting services and a $0.1 million increase in expenses associated with courses offered through our Agile University brand to support education on Agile software development methodologies.

Operating Expenses

Sales and Marketing

	Three Months Ended April 30,
	2014	2013	% Change
	(in thousands)
Sales and marketing	$11,410	$8,835	29%
Percentage of total revenue	59%	55%

Sales and marketing expenses increased $2.6 million from the three months ended April 30, 2013 to the three months ended April 30, 2014. The increase was primarily due to an increase of $1.9 million in personnel and related expenses. Our sales and marketing headcount increased from 145 as of April 30, 2013 to 202 as of April 30, 2014. Rent expense increased $0.1 million as a result of an increase in allocated rent expense and an increase associated with opening new foreign sales offices. Travel and entertainment expenses increased $0.5 million as a result of our larger sales and marketing teams, an increase in travel related to our international expansion, an increased number of marketing events and additional trainings.

Research and Development

	Three Months Ended April 30,
	2014	2013	% Change
	(in thousands)
Research and development	$5,986	$5,079	18%
Percentage of total revenue	31%	32%

Research and development expenses increased $0.9 million from the three months ended April 30, 2013 to the three months ended April 30, 2014. The increase was primarily due to an increase of $0.8 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions and a $0.1 million increase in allocated rent expense. Our research and development headcount increased from 123 as of April 30, 2013 to 130 as of April 30, 2014.

General and Administrative

	Three Months Ended April 30,
	2014	2013	% Change
	(in thousands)
General and administrative	$5,188	$3,854	35%
Percentage of total revenue	26%	24%

General and administrative expenses increased $1.3 million from the three months ended April 30, 2013 to the three months ended April 30, 2014. The increase was partially due to an increase of $1.0 million in personnel and related expenses. Our general and administrative headcount increased from 52 as of April 30, 2013 to 77 as of April 30, 2014. As we continued to increase our overall headcount, expenses associated with utilization of software licenses increased $0.1 million. Our use of third-party consultants increased by $0.2 million as a result of our growth and changes we made in connection with the transition to operating as a public company. Insurance expenses increased by $0.1 million, which were offset by a decrease of $0.1 million for legal and accounting services incurred in connection with the acquisition of Flowdock Oy during the three months ended April 30, 2013.

Other (Expense) Income

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Other (expense) income
Interest and other income	$39	$13
Interest expense	—	(462)
Loss on foreign currency transactions and other gain (loss)	(82)	(19)
Total	$(43)	$(468)

Other (expense) income decreased $0.4 million from the three months ended April 30, 2013 to the three months ended April 30, 2014 as a result of the automatic conversion of each of our preferred stock warrants into a warrant to purchase shares of common stock in connection with the closing of our initial public offering. Upon conversion, recording changes in the fair value of the preferred stock warrants as of the balance sheet date as a component of interest expense is no longer necessary.

Liquidity and Capital Resources

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(2,759)	$1,357
Net cash used in investing activities	(647)	(4,999)
Net cash provided by financing activities	246	89,680
Net increase (decrease) in cash and cash equivalents	$(3,160)	$86,038

	As of April 30,
	2014	2013
	(in thousands)
Cash and cash equivalents	$85,731	$103,647

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

At April 30, 2014, our cash and cash equivalents of $85.7 million were held for working capital purposes. We believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced solutions and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Components of Liquidity and Capital Resources

Operating Activities

In the three months ended April 30, 2014 cash used in operating activities was $2.8 million, which reflects our net loss of $8.5 million, adjusted by non-cash charges of $2.3 million consisting primarily of $1.6 million for stock-based compensation and $0.7 million for depreciation and amortization. Sources of cash inflows were from fluctuations in our working capital of $3.4 million. The favorable fluctuations in our working capital were attributable to a decrease in accounts receivable as a result of the first quarter of fiscal year 2015 cash collections being greater than our first quarter of fiscal year 2015 billings and an increase in other current liabilities primarily attributable to withholding for our 2013 Employee Stock Purchase Plan. The favorable fluctuations were offset by a decrease in deferred revenue as a result of revenue recognized exceeding billings, an increase in prepaid expenses primarily related to software subscriptions and a decrease in accounts payable and accrued expenses primarily related to fiscal 2014 commission and bonus payments. Our days sales outstanding were 78 days at April 30, 2014 compared to 75 days at January 31, 2014.

In the three months ended April 30, 2013, cash provided by operating activities was $1.4 million, which reflects our net loss of $5.8 million, adjusted by non-cash charges of $1.7 million consisting primarily of $0.6 million for stock-based compensation, $0.5 million for the change in valuation of preferred stock warrants, and $0.6 million for depreciation and amortization. Sources of cash inflows were from fluctuations in our working capital of $5.5 million. The favorable fluctuations in our working capital were primarily attributable to an increase in deferred revenue as a result of an increase in sales net of revenue recognized and a decrease in accounts receivable as a result of first quarter fiscal year 2014 cash collections being greater than our first quarter fiscal year 2014 billings. The favorable fluctuations were partially offset by an increase in prepaid expenses and other current assets primarily related to payment timing and an increase in headcount and infrastructure capacity that required us to purchase additional seats and licenses for subscription software and an increase in prepaid insurance in connection with the insurance premium associated with our directors and officers liability insurance procured in connection with our initial public offering.

A significant portion of our subscription renewals are invoiced in December and January of each year, which under our typical customer payment terms historically have created positive cash flow from operations in the first quarter of each fiscal year, which is, in turn, offset in subsequent quarters, resulting in cash used in operations for the full fiscal year. The first quarter of fiscal year 2015 reflects cash used in operations, which is a result of the investment we made, primarily in additional headcount, across all departments. Our total headcount as of April 30, 2014 was 494, an increase from 378 as of April 30, 2013. Our ability to generate positive cash flow from operations for a full fiscal year will depend on revenue and the resulting cash receipts increasing at a rate that is faster than our on-going investment in personnel, facilities and our systems.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase computer equipment and software, furniture and fixtures, as well as leasehold improvements and business combinations. In the future, we expect to continue to invest in capital expenditures to support our expanding operations and seek complimentary, accretive acquisitions.

In the three months ended April 30, 2014, cash used in investing activities of $0.6 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period.

In the three months ended April 30, 2013, cash used in investing activities of $5.0 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Flowdock Oy, a company based in Helsinki, Finland.

Financing Activities

Our financing activities consist primarily of proceeds from the sale of common stock in our initial public offering, offset by payments for offering costs and proceeds from the exercises of common stock options.

In the three months ended April 30, 2014, cash provided by financing activities of $0.2 million was attributable to $0.2 million of proceeds from common stock option exercises.

In the three months ended April 30, 2013, cash provided by financing activities of $89.7 million was attributable to $89.8 million of proceeds from our initial public offering, net of underwriting discounts and commissions but before offering expenses, and

$0.3 million in proceeds from common stock option exercises partially offset by $0.4 million in legal, accounting and other fees associated with completing our initial public offering.

Contractual Payment Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following summarizes our contractual commitments and obligations as of April 30, 2014:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$50,527	$3,039	$9,240	$8,910	$29,338

Off-Balance Sheet Arrangements

During all periods presented, we did not have any relationships with unconsolidated financial partnerships, such as structured finance or special- purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe our accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K dated as of, and filed with the SEC on April 11, 2014.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making investments, consisting only of money market mutual funds, a money market bank account and certificates of deposit. At April 30, 2014, we had $50.0 million in certificates of deposits at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, and approximately $21.7 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. Primarily all of the remaining amount of cash and cash equivalents were held in demand deposits, a certificate of deposit or a bank money market account at two financial institutions that we believe to be creditworthy.

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

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three months ended April 30, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. Based on the evaluation of our disclosure controls and procedures as of April 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have been in existence since 2001 and have experienced net losses in each year since our inception. We have experienced net losses of $20.1 million and $8.5 million for fiscal 2014 and the three months ended April 30, 2014, respectively. As of April 30, 2014, we had an accumulated deficit of $104.1 million. We are at an early stage in the development of our business and much of our growth has occurred in recent periods. Our historical rates of revenue growth may not be sustainable. We expect to make significant expenditures to support and grow our business, including expanding our sales force and research and development team, increasing our international presence and investing in our data center infrastructure. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, complications and other difficulties. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability. Our limited operating history may make it difficult for our investors to evaluate our current business and our future prospects.

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

We generally recognize revenue from professional services on a time-and- materials basis as services are delivered. Costs associated with maintaining a professional services department are relatively fixed while professional services revenue is dependent on the amount of work actually billed to customers in a period, the combination of which may result in variability in our gross profit. Our gross profit can also be impacted depending on the type of services provided. In addition, the timing of the recognition of professional services revenue is dependent on several factors outside our control. If a customer deploys our solutions and utilizes our services more slowly than we expect, we may not be able to recognize the related revenue as quickly as we anticipated, but may have already incurred substantial costs related to such services, creating further variability in our gross profit.

We may not be able to compete successfully against current and future competitors.

We face intense competition in the market for our solutions and we expect competition to further intensify in the future. We primarily face competition from potential customers electing to use in-house offerings, privately- held Agile management vendors and software development tool providers, and providers of open source offerings. We also compete with large, diversified software and technology vendors and, as the market further adopts Agile practices, we expect increased competition from these vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include private companies such as Atlassian, CollabNet and VersionOne and public companies such as Hewlett-Packard, IBM and Microsoft, some of which can bundle competing products and services with other software offerings, or offer them at a lower price as part of a larger sale. Further, other companies not currently offering Agile management tools may enter our market. Many of our current and potential competitors have substantially greater resources and brand recognition, established marketing relationships, access to larger customer bases, pre-existing customer relationships and major distribution agreements with consultants, system integrators and resellers. We also face competition from other companies that provide Agile consulting services and enterprises that develop in-house Agile training resources. To the extent competition intensifies; demand for our professional services may decline.

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

A core component of our growth strategy is international expansion. For fiscal 2014 and for the three months ended April 30, 2014, approximately 14% of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland, the Netherlands and Singapore. We also have sales personnel in Canada and Germany. We intend to further build out our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Failure to effectively maintain and expand our direct sales team may negatively impact our revenue growth.

We primarily sell our solutions through our direct sales force. Growing sales to both new and existing customers is in part dependent on our ability to effectively maintain and expand our sales force. A large portion of our sales force was hired in the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015. Identifying, recruiting and training additional sales personnel require significant time, expenses and attention. If we are unable to hire, develop and retain sales personnel or if our new direct sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, we may not be able to increase our revenue and grow our business.

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

We increased our number of full-time employees from 360 as of January 31, 2013, to 458 as of January 31, 2014 and to 494 as of April 30, 2014. Our revenue grew from $56.8 million in fiscal 2013 to $74.3 million in fiscal 2014 and from $16.0 million in the three months ended April 30, 2013 to $19.4 million in the three months ended April 30, 2014. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to add and expend additional resources in an effort to further expand our overall business, customer base, headcount and operations both domestically and internationally, but can give no assurance that our business or revenue will continue to grow at historical rates or at all. Creating a global organization and managing a geographically-dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. If we are unable to successfully manage our anticipated growth, our financial results may suffer.

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

We face security risks, including but not limited to, security breaches, cyber-attacks, unauthorized use or disclosure of customer data, denial of service attacks and loss or corruption of customer data.  If any of these risks occur, we may be subject to damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other significant liabilities.

Our cloud-based platform involves the storage and transmission of our customers’ confidential and potentially proprietary and sensitive information.  We do not control or monitor the information that customers input into our platform, we are unaware of the type, sensitivity and value of such customer information and we do not vary our solutions and security measures due to the content of customer data. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Security risks, including but not limited to, security breaches, cyber-attacks, unauthorized use or disclosure of customer data, denial of service attacks and loss or corruption of customer data could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liability. Additionally, unauthorized persons may obtain access to our own sensitive, proprietary or confidential information or systems, including our intellectual property and other confidential business information and our information technology systems. Such access could be used to compromise our competitive position, our ability to deliver our solutions or our ability to manage and operate our business. The security measures protecting our customers’ and our own information and systems could be breached as a result of third party action, employee error, malfeasance or otherwise. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security or our third-party data centers occurs as a result of third-party action, employee error, malfeasance or otherwise, the market perception of the effectiveness of our security measures could be harmed and our reputation damaged, we could lose potential sales and existing customers, including through early termination of our contracts, our ability to operate our business may be impaired, our business may suffer and we may incur significant liabilities, including as a result of litigation or regulation investigations. Further, we may not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

Our business is substantially dependent upon the continued adoption of cloud-based software solutions.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions for our cloud-based platform. We do not know whether the trend of adoption of enterprise cloud-based software solutions we have experienced in the past will continue in the future. Many organizations have invested substantial personnel and financial resources to integrate on- premise software tools into their businesses, and some have been reluctant or unwilling to migrate to cloud-based software solutions. Furthermore, some organizations, particularly enterprises upon which we are dependent, have been reluctant or unwilling to use cloud-based solutions because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if we or other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based software solutions as a whole, including for our solutions, may be negatively impacted. If the adoption of cloud-based software solutions does not continue at the rate we anticipate, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

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

•                  the extent to which we enter into multi-year contracts, in which the fees may be paid upfront;

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. As a newly public company, we are continuing to develop and refine the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We may need additional finance and accounting personnel with certain skill sets to assist us with our reporting requirements as a public company and to support our anticipated growth. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” for up to five years following our initial public offering, although, we would cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in April 2013 at a price of $14.00 per share, our stock price has ranged from $33.05 to $11.58 through April 30, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

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

•                  investors’ general perception of us;

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

As of April 30, 2014, our directors, executive officers, and their respective affiliates beneficially owned or controlled, directly or indirectly and including shares issuable upon the exercise of outstanding options and warrants exercisable within 60 days of April 30, 2014, in the aggregate approximately 7.6% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, and might affect the market price of our common stock.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may depress the market price of our common stock by acting to discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors or our management. Our corporate governance documents include provisions:

•                  establishing a classified board of directors with staggered three- year terms so that not all members of our Board of Directors are elected at one time;

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Recent Sales of Unregistered Sales

On March 6, 2014 we issued 387 shares of common stock to Don F. Hazell, our former Executive Vice President, Worldwide Sales and Field Operations, upon the net exercise of a warrant to acquire 476 shares of common stock having an exercise price of $3.79 per share. We did not receive any cash or other consideration as the warrant was “net exercised” in full. The issuance of the shares of common stock upon exercise of the warrant was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(b) Use of Proceeds

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

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated April 11, 2013 filed with the SEC on April 12, 2013 pursuant to Rule 424(b) of the Securities Act. As of April 30, 2014 we have used $12.0 million of the proceeds from our initial public offering for working capital and other general corporate purposes, including investing in our data center infrastructure and expanding our sales force. As of April 30, 2014, no portion of the proceeds from our initial public offering have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors. Our management team has significant discretion in the application of the net proceeds from the initial public offering.

(c) Issuer Purchases of Equity Securities

None

Item 3.                                 Defaults upon Senior Securities

Not applicable

Item 4.                                 Mine Safety Disclosures

Not applicable

Item 5.                                 Other Information

In March 2014, the Nominating and Corporate Governance Committee or our Board of Directors, or the Nominating Committee, adopted a policy under which the Nominating Committee will consider director candidates recommended by stockholders. The Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating Committee to become nominees for election to our Board of Directors may do so by delivering a written recommendation to the Nominating Committee at the following address: 3333 Walnut Street, Boulder, Colorado 80301 at least 120 days prior to the anniversary date of the mailing of our proxy statement for the last annual meeting of stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of our stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Item 6.                                 Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Rally Software Development Corp. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

3.2

Amended and Restated Bylaws of Rally Software Development Corp. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof

10.1+

Rally Software Development Corp. 2013 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-35868) as filed with the Securities and Exchange Commission on April 11, 2014)

10.2+

Rally Software Development Corp. Change in Control Severance Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-35868) as filed with the Securities and Exchange Commission on April 11, 2014)

10.3+

Rally Software FY2015 Metrics Based Bonus — Executive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) filed with the Securities and Exchange Commission on April 1, 2014)

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

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at April 30, 2014 and January 31, 2014, (ii)  Condensed Consolidated Statements of Operations for the three months ended April 30, 2014 and April 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 30, 2014 and April 30, 2013, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2014 and April 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

+                 Indicates management contract or compensatory plan.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on June 9, 2014.

RALLY SOFTWARE DEVELOPMENT CORP.

By:	/s/ Timothy A. Miller

Timothy A. Miller
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ James M. Lejeal

James M. Lejeal
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Rally Software Development Corp. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

3.2

Amended and Restated Bylaws of Rally Software Development Corp. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof

10.1+

Rally Software Development Corp. 2013 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-35868) as filed with the Securities and Exchange Commission on April 11, 2014)

10.2+

Rally Software Development Corp. Change in Control Severance Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-35868) as filed with the Securities and Exchange Commission on April 11, 2014)

10.3+

Rally Software FY2015 Metrics Based Bonus — Executive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) filed with the Securities and Exchange Commission on April 1, 2014)

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

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at April 30, 2014 and January 31, 2014, (ii)  Condensed Consolidated Statements of Operations for the three months ended April 30, 2014 and April 30, 2013, (iii)  Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 30, 2014 and April 30, 2013, (iv)  Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2014 and April 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities

Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

+                 Indicates management contract or compensatory plan.

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