Form 10-Q
period 2014-07-31
Rally Software Development Corp
filed 2014-09-05
CIK 1313911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

On August 29, 2014, the registrant had 25,201,104 shares of common stock, $0.0001 par value per share, outstanding.

RALLY SOFTWARE DEVELOPMENT CORP.

FORM 10-Q

Quarterly Period Ended July 31, 2014

Rally, the Rally logo and other trademarks or service marks of Rally Software Development Corp. appearing in this Quarterly Report on Form 10-Q are the property of Rally Software Development Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	July 31, 2014	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$77,005	$88,891
Restricted cash, short-term	16	16
Accounts receivable, net	13,761	21,771
Other receivables	179	78
Prepaid expenses and other current assets	4,201	3,310
Total current assets	95,162	114,066
Property and equipment, net	6,330	5,569
Goodwill	2,489	2,529
Intangible assets, net	1,646	1,909
Restricted cash, long-term	4,200	4,200
Other assets	888	810
Total assets	$110,715	$129,083
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,657	$2,170
Accrued liabilities	3,405	4,812
Deferred revenue	35,245	38,352
Other current liabilities	1,809	2,054
Total current liabilities	43,116	47,388
Deferred revenue, net of current portion	1,061	2,433
Other long-term liabilities	889	888
Total liabilities	45,066	50,709
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value per share. At July 31, 2014 and January 31, 2014, authorized, 200,000,000 shares; issued and outstanding, 25,199,664 and 24,786,413 shares, respectively	3	3
Additional paid-in capital	178,688	174,027
Accumulated deficit	(113,047)	(95,660)
Accumulated other comprehensive income	5	4
Total stockholders’ equity	65,649	78,374
Total liabilities and stockholders’ equity	$110,715	$129,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenue:
Subscription and support	$17,440	$14,220	$33,544	$27,593
Perpetual license	1,361	2,735	2,001	3,364
Total product revenue	18,801	16,955	35,545	30,957
Professional services	2,711	2,840	5,398	4,888
Total revenue	21,512	19,795	40,943	35,845
Cost of revenue (1):
Product	2,840	1,800	5,236	3,485
Professional services	2,953	2,336	5,724	4,209
Total cost of revenue	5,793	4,136	10,960	7,694
Gross profit	15,719	15,659	29,983	28,151
Operating expenses (1):
Sales and marketing	12,841	9,085	24,250	17,919
Research and development	6,495	5,051	12,481	10,131
General and administrative	4,974	3,782	10,163	7,636
Total operating expenses	24,310	17,918	46,894	35,686
Loss from operations	(8,591)	(2,259)	(16,911)	(7,535)
Other (expense) income:
Interest and other income	40	36	79	49
Interest expense	—	(2)	—	(464)
Loss on foreign currency transactions and other gain (loss)	(70)	(4)	(152)	(24)
Loss before provision for income taxes	(8,621)	(2,229)	(16,984)	(7,974)
Provision for income taxes	286	49	403	94
Net loss	$(8,907)	$(2,278)	$(17,387)	$(8,068)
Net loss per share:
Basic and diluted	$(0.36)	$(0.09)	$(0.70)	$(0.53)
Weighted-average shares outstanding:
Basic and diluted	25,026	24,014	24,923	15,109

(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Cost of product revenue	$74	$39	$169	$105
Cost of professional services revenue	98	46	187	65
Sales and marketing	367	302	805	407
Research and development	237	402	649	626
General and administrative	567	261	1,089	431
	$1,343	$1,050	$2,899	$1,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net loss	$(8,907)	$(2,278)	$(17,387)	$(8,068)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(55)	(19)	1	(29)
Comprehensive loss	$(8,962)	$(2,297)	$(17,386)	$(8,097)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended July 31,
	2014	2013
Cash flow from operating activities:
Net loss	$(17,387)	$(8,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,503	1,302
Noncash stock-based compensation expense	2,899	1,634
Noncash interest expense	—	462
Other	77	—
Changes in operating assets and liabilities:
Accounts receivable	8,011	5,250
Other receivables	(101)	227
Prepaid expenses and other current assets	(891)	(1,151)
Other assets	(112)	(225)
Accounts payable and accrued liabilities	(958)	(110)
Deferred revenue	(4,480)	(2,024)
Other current liabilities	(245)	826
Other long-term liabilities	1	(22)
Net cash used in operating activities	(11,683)	(1,899)
Cash flows from investing activities:
Purchase of property and equipment	(1,980)	(2,679)
Proceeds from sale of assets	14	—
Purchase of Flowdock Oy, net of cash received	—	(2,857)
Net cash used in investing activities	(1,966)	(5,536)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	89,838
Proceeds from follow-on offering, net of underwriting discounts and commissions	—	5,884
Proceeds from exercise of common stock options	408	409
Proceeds from employee stock purchase plan	1,463	—
Payroll Taxes paid in lieu of shares issued for stock-based compensation	(108)	—
Payments of offering costs	—	(1,652)
Net cash provided by financing activities	1,763	94,479
Net increase (decrease) in cash and cash equivalents	(11,886)	87,044
Cash and cash equivalents-beginning of period	88,891	17,609
Cash and cash equivalents-end of period	$77,005	$104,653
Supplementary information:
Cash paid for interest	$—	$2
Cash paid for income taxes	770	116
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$68,410
Conversion of preferred stock warrants to common stock warrants	—	2,066
Common stock issued as partial consideration for purchase of Flowdock Oy	—	1,293
Property and equipment purchases in accounts payable	111	121
Offering costs included in accounts payable	—	607

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

Our headquarters are located in Boulder, Colorado. We were incorporated in the State of Delaware on July 12, 2001. At July 31, 2014, we had six subsidiaries: Rally Software Development International Corp. (RSDI); Rally Software Development Australia Pty Limited; Rally Software Development Netherlands B.V.; Rally Software Development Canada B.C. Ltd.; Rally Singapore Pte Ltd.; and Flowdock Oy.

Our fiscal year ends on January 31. Our fiscal quarters end April 30, July 31, October 31 and January 31.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed notes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The results of operations for the three and six months ended July 31, 2014 are not necessarily indicative of the results to be expected for the year ending January 31, 2015 or for other interim periods or future years. The condensed consolidated balance sheet as of January 31, 2014 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission, or SEC, on April 11, 2014.

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

(g) Revenue Recognition

We generate revenue primarily from three sources: (1) subscriptions and support; (2) perpetual licenses; and (3) professional services. Subscription and support revenue is primarily comprised of fees that give customers access to our suite of cloud-based solutions, as well as optional hosting and maintenance related to perpetual licenses. Professional services revenue largely encompasses fees related to the instruction of Agile software development methodologies, which includes reimbursed expenses and training related directly to the product.

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

Professional services revenue is accounted for separately from subscription and perpetual license revenue when VSOE exists and, for subscriptions, has stand-alone value to the customer. Professional services are generally provided on a time-and-materials basis. The services that are provided on a time-and-materials basis are recognized as services are provided. However, professional services that do not have stand-alone value to the customer are recognized ratably over the remaining subscription period. We present reimbursements received for out of pocket expenses within professional services revenue. Reimbursements received were approximately $0.3 million for each of the three months ended July 31, 2014 and 2013, and approximately $0.5 million for each of the six months ended July 31, 2014 and 2013.

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

(i) Stock-Based Compensation

Stock-based compensation to employees and members of our Board of Directors is measured at the grant date fair values of the respective options to purchase our common stock, and expensed on a straight line basis over the period in which the holder is required to provide services, which is usually the vesting period. We determine the grant date fair value of all stock options using the Black Scholes option pricing model. An estimate of forfeitures is applied when calculating compensation expense. Restricted stock and restricted stock units (RSUs) are measured at fair value at the date of grant and expensed on a straight line basis over the period in which the holder is required to provide services, which is generally the vesting period. We recognize compensation expense related to shares issued pursuant to our 2013 Employee Stock Purchase Plan (the ESPP), on a straight line basis over the offering period, which is generally one year with the exception of the initial purchase period within an offering period, which is generally six months.

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

We believe that the carrying amounts of our financial instruments, including cash equivalents and restricted cash, approximate their fair value due to the short-term maturities of these instruments. The carrying amount of cash equivalents, which consists of a money market mutual fund, a bank money market account and certificates of deposits, was $74.8 million and $86.3 million as of July 31, 2014 and January 31, 2014, respectively, and approximates fair value based on quoted market prices, which are Level 1 inputs. The carrying amount of restricted cash, which consists of certificates of deposits, approximates fair value based on quoted market prices, which are Level 1 inputs.

(l) Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. At July 31, 2014, we had $50.0 million in certificates of deposits at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, and approximately $12.9 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. Primarily all of the remaining amount of cash and cash equivalents were held in demand deposits, a certificate of deposit or a bank money market account at two financial institutions that we believe to be creditworthy. We perform ongoing evaluations of our customers’ financial condition and do not require any collateral to support receivables. As of July 31, 2014 and January 31, 2014, no customer accounted for more than 10% of accounts receivable. During the three and six months ended July 31, 2014 and 2013, no customer represented more than 10% of revenue.

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

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. We are evaluating the impact of the new standard on our condensed consolidated financial position, results of operations and cash flows.

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

In the fourth quarter of fiscal year ended January 31, 2014, we finalized the purchase accounting for the acquisition of Flowdock as it relates to deferred taxes. We recorded an additional $0.2 million in goodwill and a net deferred tax liability of $0.3 million primarily related to the acquired developed software and technology.

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

In connection with the acquisition of Flowdock in the first quarter of fiscal 2014, we recorded goodwill of $2.5 million. The change in goodwill from January 31, 2014 to July 31, 2014 was a result of foreign current translation adjustments. As of July 31, 2014 and January 31, 2014, intangible assets, excluding goodwill, consist of the following (in thousands):

	July 31, 2014	January 31, 2014
Developed software technology	$2,578	$2,578
Trademark and domain names	226	226
	2,804	2,804
Less accumulated amortization	(1,158)	(895)
	$1,646	$1,909

Amortization expense related to acquired intangible assets for each of the three months ended July 31, 2014 and 2013 was $0.1 million, and for each of the six months ended July 31, 2014 and 2013 was $0.3 million.

As of July 31, 2014, future estimated amortization expenses related to acquired intangible assets were as follows (in thousands):

Fiscal year ended January 31:
2015 (remaining six months)	$263
2016	457
2017	387
2018	387
2019	15
Thereafter	137
Total future estimated amortization expense	$1,646

(5) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives with the exception of leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the related lease term.

As of July 31, 2014 and January 31, 2014, property and equipment consisted of the following (in thousands):

	July 31, 2014	January 31, 2014
Computers, peripherals and software	$10,306	$8,935
Office furniture and equipment	1,926	1,523
Leasehold improvements	1,607	1,453
	13,839	11,911
Less accumulated depreciation	(7,509)	(6,342)
	$6,330	$5,569

Depreciation expense related to property and equipment, for the three months ended July 31, 2014 and 2013 was $0.6 million and $0.6 million, respectively, and for the six months ended July 31, 2014 and 2013 was $1.2 million and $1.0 million, respectively.

(6) Accrued Liabilities

Accrued liabilities as of July 31, 2014 and January 31, 2014 consisted of the following (in thousands):

	July 31, 2014	January 31, 2014
Accrued vacation and employee benefits	$1,938	$1,731
Accrued bonuses	674	733
Accrued commissions and salary	793	2,348
	$3,405	$4,812

(7) Warrants

The following table summarizes information about preferred stock warrants outstanding at April 17, 2013 (close of IPO):

	Preferred Stock Warrants
	A-1	B	C
Number of warrants outstanding	32,750	40,141	64,755
Exercise price	$2.50	$2.82	$3.78
Expiration	July 2015	May 2014 - June 2018	October 2015 - June 2018

In connection with the closing of our IPO, each of the preferred stock warrants automatically converted into a warrant to purchase shares of common stock with substantially the same terms. So long as the warrants remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of interest expense. We did not recognize any interest expense during the three months ended July 31, 2014 and 2013 for the change in fair value of the warrants. We did not recognize any interest expense during the six months ended July 31, 2014 for the change in fair value of the warrants and recognized $0.5 million of interest expense during the six months ended July 31, 2013, for the change in fair value of the warrants. At the time of conversion of the warrants upon the closing of our IPO, the fair value of the warrants was $2.1 million, which was reclassified as a component of additional paid-in capital.

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

During the fiscal year ended January 31, 2014, we issued 107,435 shares of our common stock upon the net exercise of common stock warrants to acquire 123,918 shares having a weighted average exercise price of $3.13 per share. During the six months ended July 31, 2014, we issued 387 shares of our common stock upon the net exercise of a common stock warrant to acquire 476 shares having an exercise price of $3.79 per share. We did not receive any cash proceeds in connection with this exercise. At July 31, 2014, warrants to purchase 13,252 shares of common stock were outstanding with a weighted average exercise price of $3.79 per share.

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

(9) Stock Awards

In April 2002, we established our 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and RSU awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of July 31, 2014, we had 3,727,891 shares of common stock reserved for issuance under the 2002 Plan, of which 2,370,250 had been issued upon the exercise of options, the issuance of restricted stock awards or the vesting of RSUs, 1,032,385 were subject to outstanding options, 59,998 were subject to outstanding RSU awards and 265,258 were available for grant. Under the 2002 Plan, incentive stock options may be granted at an exercise price not less than 100% of the fair value of common stock on the date of grant, as determined by our Board of Directors.

On March 19, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the 2013 Plan) and the ESPP. On March 29, 2013, our stockholders also approved the 2013 Plan and the ESPP, each of which became effective on April 11, 2013. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and other forms of equity compensation. The 2013 Plan also provides for the grant of performance cash awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of July 31, 2014, we had 3,586,015 shares of common stock reserved for issuance under the 2013 Plan, of which 52,138 had been issued upon the vesting of RSUs, 584,499 were subject to outstanding options, 446,965 were subject to outstanding RSU awards and 2,502,413 were available for grant. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the lesser of 5% of the total number shares of our common stock outstanding on the immediately preceding January 31, or a lesser amount of shares determined by our Board of Directors.

Pursuant to the evergreen provision of the 2013 Plan, on February 1, 2014, common stock reserved for issuance under the 2013 Plan automatically increased by 1,239,320 shares.

The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. As of July 31, 2014, we had 965,067 shares of common stock reserved for issuance under the ESPP, of which 335,993 shares have been issued and 629,074 are available for purchase. The number of shares of common stock reserved for issuance will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the least of (i) 2% of the total number of shares of our common stock outstanding on the immediately preceding January 31; (ii) 1,408,017 shares of common stock; or (iii) a lesser amount of shares determined by our Board of Directors.

Pursuant to the evergreen provision of the ESPP, on February 1, 2014, common stock reserved for issuance under the ESPP automatically increased by 495,728 shares.

Stock Options

Options granted generally vest over four years with 25% vesting on the first year anniversary and continuing monthly thereafter, and expire no more than 10 years from the date of grant. We recognize compensation cost on a straight-line basis over the requisite service period of the award.

During the six months ended July 31, 2014 and 2013, we granted options to employees to purchase 288,950 and 409,301 shares of common stock at a weighted-average exercise price of $13.21 and $18.85 per share and a weighted-average fair value on the date of grant of $6.11 and $9.71, respectively. The intrinsic value of stock options exercised during the six months ended July 31, 2014 and 2013 was $1.3 million and $2.8 million, respectively.

The following table is a summary of stock option activity for the six months ended July 31, 2014:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 1, 2014	1,517,943	$9.46
Granted	288,950	13.21
Exercised	(133,271)	3.06
Forfeited	(56,738)	14.08
Outstanding at July 31, 2014	1,616,884	10.50

The following table summarizes information about stock options outstanding and exercisable as of July 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.55 — 2.23	201,353	4.17	$1.12	197,633	$1.10
5.48	516,568	7.00	5.48	393,218	5.48
5.93 — 10.78	330,414	8.02	9.15	154,922	8.37
13.06 — 24.01	395,600	9.44	16.36	50,006	19.61
24.60 — 29.96	172,949	8.93	25.58	45,599	25.08
	1,616,884			841,378

Options outstanding at July 31, 2014 have a weighted-average remaining contractual life of 7.7 years and a weighted-average exercise price of $10.50 per share and options exercisable have a weighted-average exercise price of $6.89 per share. As of July 31, 2014 and January 31, 2014, the aggregate intrinsic value of options outstanding was $4.7 million and $19.1 million, respectively. As of July 31, 2014 and January 31, 2014, the aggregate intrinsic value of options exercisable was $4.0 million and $12.6 million, respectively.

We have computed the fair value of all options granted during the three and six months ended July 31, 2014 and 2013 using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rates, volatility, expected dividend yield, and expected option life. The use of different assumptions could cause significant fluctuations in fair value. We estimated a volatility factor based on the common stock of peer companies and commencing in the three months ended July 31, 2014, a weighted average of peer companies and our own volatility, and have estimated forfeiture rates based on past historical experience. The expected life input is based on historical exercise patterns and the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, we have computed the fair value of all options granted during the three and six months ended July 31, 2014 and 2013 using the following weighted-average assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Risk-free interest rate	1.76%	1.36% – 1.70%	1.69% – 1.76%	1.01% – 1.70%
Expected life	5.45 years	5.27 – 6.08 years	5.45 – 6.02 years	5.27 – 6.08 years
Expected dividend yield	—	—	—	—
Expected volatility	51.6%	53.9%	46.7% – 51.6%	53.9% – 56.8%

No excess tax benefit has been recognized relating to exercised stock options as no tax deductions have been realized through a reduction of taxes payable. As of July 31, 2014, we had $4.8 million of unrecognized compensation costs related to unvested stock options granted pursuant to the 2002 Plan and the 2013 Plan and the cost was expected to be recognized over a weighted-average period of 2.59 years.

Restricted Stock Units

On February 5, 2013, we granted 119,998 RSUs to certain employees under the 2002 Plan. 60,000 RSUs vested in April 2014 and the remaining 59,998 RSUs become fully vested in February 2015. The RSUs that vested in April 2014 were released in June 2014 as the payment of payroll taxes had been satisfied. 50,000 of the RSUs granted on February 5, 2013 were subject to cancellation or forfeiture in satisfaction of certain indemnification obligations under the share purchase agreement entered into in connection with the purchase of Flowdock. In February 2014, the indemnification restrictions were released.

The following table is a summary of RSU activity for the six months ended July 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at February 1, 2014	458,982	$20.88
Granted	194,914	14.61
Vested	(112,138)	17.27
Forfeited	(34,795)	23.86
Non-vested at July 31, 2014	506,963	19.06

Minimum payroll tax withholdings paid to tax authorities on behalf of employees are classified as a financing activity in the statement of cash flows.

Other than the RSUs granted under the 2002 Plan that related to an acquisition, RSUs generally vest in annual or semiannual installments over four years.

Unvested RSUs at July 31, 2014 have a weighted-average remaining contractual life of 1.79 years and a weighted-average grant date fair value of $19.06 per share, which is expected to be recognized over the applicable vesting period. Unrecognized stock-based compensation with respect to all RSUs was $7.7 million as of July 31, 2014 and the cost was expected to be recognized over a weighted-average period of 3.09 years.

Restricted Stock

On July 31, 2012 and in connection with our acquisition of Agile Advantage, Inc., we issued 9,600 shares of restricted stock. The restricted stock vested in full on July 19, 2013. The fair value of approximately $0.1 million was recorded as compensation expense over twelve months. The restricted stock was issued from the 2002 Plan and reduced the number of shares available for grant.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on a purchase date, whichever is lower. During the three and six months ended July 31, 2014, 177,664 shares were issued under the ESPP for an aggregate purchase price of $1.5 million. Accumulated employee withholdings of $0.4 million at July 31, 2014 associated with the next purchase date on December 15, 2014 were included in other current liabilities.

The following weighted-average assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the ESPP:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Risk-free interest rate	0.07% – 0.11%	0.09% – 0.11%	0.07% – 0.11%	0.09% – 0.11%
Expected life	0.50 – 1.00 years	0.67 – 1.17 years	0.50 – 1.17 years	0.67 – 1.17 years
Expected dividend yield	—	—	—	—
Expected volatility	67.6%	45.6%	45.6% - 67.6%	45.6%

As of July 31, 2014, we had $0.9 million of unrecognized compensation costs related to the ESPP and the cost was expected to be recognized over a weighted-average period of 0.7 years.

(10) Information by Geographic Areas

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s seats are provisioned. The ship-to country is generally the same as the billing country. The following tables present our revenue by geographic region for the three and six months ended July 31, 2014 and 2013 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
United States	$18,531	$16,709	$35,315	$30,542
International	2,981	3,086	5,628	5,303
	$21,512	$19,795	$40,943	$35,845

Primarily all of our property and equipment is located in the United States. International revenue for the three and six months ended July 31, 2014 is primarily attributable to Australia, Canada, China, the Netherlands and the United Kingdom.

(11) Income Taxes

Our income tax provision for the three and six months ended July 31, 2014 and 2013 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The tax provision for the three and six months ended July 31, 2014 and 2013 is primarily related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries.

We have historically incurred operating losses in the United States and, given our cumulative losses and limited history of profits, we have recorded a full valuation allowance against our United States deferred tax assets at July 31, 2014 and January 31, 2014.

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

(12) Net Loss Per Share

We calculate basic and diluted net loss per share of common stock by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have excluded all potentially dilutive shares, which include warrants for common stock, outstanding common stock options, outstanding RSUs, restricted common stock and ESPP obligations, from the weighted-average number of shares of common stock outstanding as their inclusion in the computation for all periods would be antidilutive due to net losses.

The following common stock equivalents were excluded from consideration in diluted net loss per share because they had an antidilutive impact:

	July 31,
	2014	2013
Options to purchase common stock	1,616,884	1,755,676
Warrants to purchase common stock	13,252	13,728
Restricted stock units	506,963	225,998
ESPP obligations (1)	319,927	76,278
	2,457,026	2,071,680

(1)                                 ESPP obligations as of July 31, 2014 and 2013 represent an estimate of the number of the shares to be issued to employees when considering employee contributions withheld as of July 31, 2014 and 2013 and an estimate of contributions over the remaining purchase period of the offering.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(8,907)	$(2,278)	$(17,387)	$(8,068)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	25,026	24,014	24,923	15,109
Net loss per share of common stock, basic and diluted	$(0.36)	$(0.09)	$(0.70)	$(0.53)

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

In May 2014, we executed an agreement to sublease approximately 5,000 square feet of our prior Denver, Colorado facility. The sublease rent commencement date was July 1, 2014 and will extend through October 15, 2015.  We anticipate receiving $0.2 million in rent payments during the term of the sublease, which will offset our rent expense for this facility.

We also occupy additional leased facilities of less than 5,000 square feet each in London, England; Melbourne, Australia; Sydney, Australia; Helsinki, Finland; Singapore; and Amsterdam, the Netherlands.

Total rent expense for the three months ended July 31, 2014 and 2013 was $0.8 million and $0.6 million, respectively, and $1.5 million and $1.1 million for the six months ended July 31, 2014 and 2013, respectively.

As of July 31, 2014, future minimum lease payments under operating leases (assuming a June 1, 2015 commencement date for the amended and restated office lease) were as follows (in thousands):

Fiscal year ended January 31:
2015 (remaining six months)	$1,626
2016	4,222
2017	4,686
2018	4,547
2019	4,421
Thereafter	30,449
Total minimum lease payments	$49,951

(b) Legal

In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effective on our financial position, results of operations or cash flows, except for those matters for which we have recorded a loss contingency. We accrue for loss contingencies when it is both probable that we will incur the loss and when the amount of the loss can be reasonably estimated. As of July 31, 2014, there were no material pending or threatened legal actions or proceedings against us.

(c) Product Indemnification

Our arrangements with customers generally include an indemnification provision that we will indemnify and defend a customer in actions brought against the customer that claim our solutions and services infringe upon a valid patent, copyright, or trademark. Historically, we have not incurred any material costs related to indemnification claims.

(d)  Self-insurance reserves

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for employee medical health care benefits. Liabilities associated with the risks that are retained by us are estimated by considering historical claims experience and severity factors. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.3 million at July 31, 2014, which amount was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(14) Subsequent Events

On August 20, 2014, we issued 350,246 RSUs with a grant date fair value of $9.25 per unit.

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

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the three and six months ended July 31, 2014, subscription and support revenue accounted for 81% and 82% of total revenue, respectively. Our subscription contracts are typically sold on a per-seat basis with a one-year term paid upfront and provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. However, we have from time to time, and may in the future, enter into multi-year contracts in which the fees are paid upfront and the customer is entitled to an unlimited number of seats. These contracts may lead to significant fluctuations in cash flow from operations and will positively impact cash flow from operations in the period in which the cash is received. To a lesser extent, we sell perpetual licenses, which are also paid upfront and include support agreements, which are one year in duration and entitle the customer to support and upgrades. For the three and six months ended July 31, 2014, perpetual license revenue accounted for 6% and 5% of total revenue, respectively. We also offer professional services, which include training on Agile software development methodologies and the use of our solutions. For each of the three and six months ended July 31, 2014, professional services accounted for 13% of total revenue.

From the three months ended July 31, 2013 to the three months ended July 31, 2014, our subscription and support revenue grew from $14.2 million to $17.4 million, representing a 23% period-over-period growth rate. From the six months ended July 31, 2013 to the six months ended July 31, 2014, our subscription and support revenue grew from $27.6 million to $33.5 million, representing a 22% period-over-period growth rate.

From the three months ended July 31, 2013 to the three months ended July 31, 2014, our total revenue grew from $19.8 million to $21.5 million, representing a 9% period-over-period growth rate. From the six months ended July 31, 2013 to the six months ended July 31, 2104, our total revenue grew from $35.8 million to $40.9 million, representing a 14% period-over-period growth rate. We expect to continue to make expenditures to support and grow our business, including expanding our sales and marketing teams, expanding our professional services team and investing in our data center infrastructure. A large portion of our sales and marketing department was hired in the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015. Because of this, a portion of our sales employees may not have yet reached full productivity. While we believe our sales pipeline for the second half of fiscal year 2015 is strong, we may not see the results of this investment in hiring manifest itself in higher period-over-period revenue growth rates, in subsequent quarters, if at all. If our revenue growth rates do not improve in the near term, we may need to reduce the investment we have made in sales and marketing as well as other departments. In addition, as a public company we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We currently expect to incur losses and cash outflows from operations for the foreseeable future and if our revenue growth does not improve or our expenses are not reduced, we may not be able to achieve profitability. We increased our overall employee headcount to 531 as of July 31, 2014 from 396 as of July 31, 2013.

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

Total paid seats. We believe total paid seats are a key indicator of our market penetration, growth and future revenue. We define a paid seat as a seat with a subscription or support contract as of the measurement date. Our total paid seats were 234,642 and 192,119 as of July 31, 2014 and 2013, respectively. Our total paid seats were 225,963 as of April 30, 2014. In the case of a contract that allows a customer to provision an unlimited number of seats, total paid seats includes an estimate of the total number of seats to be provisioned during the term of the contract.

Renewal rate.  We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to upsell or expand in our existing customer base. We calculate our renewal rate by comparing the number of paid seats of all of our existing customers at the beginning of a twelve-month period to the number of paid seats for those same customers at the end of such period, taking into account nonrenewals, upgrades and downgrades. We exclude seats sold to new customers. For the twelve months ended July 31, 2014 and 2013, our renewal rate was 114% and 122%, respectively. For the twelve months ended April 30, 2014, our renewal rate was 114%.

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

Operating Expenses

Our operating expenses are classified into three categories: sales and marketing, research and development and general and administrative. For each category, the largest expense component is personnel and related costs. Operating expenses also include allocated overhead costs for facilities and depreciation of equipment, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.

Sales and marketing.  Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities, in addition to allocated overhead. We expense sales commissions when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. We currently expect in the near term that sales and marketing expenses will continue to increase in absolute dollars and remain relatively flat as a percentage of revenue and will continue to be the largest expense component of our operating expenses.

Research and development.  Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as allocated overhead. Research and development costs related to the development of our software products are generally expensed as incurred. Development costs that have qualified for capitalization are not significant. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. We currently expect in the near term that our research and development expenses will continue to increase in absolute dollars and remain relatively flat as a percentage of revenue as we increase our research and development headcount to further strengthen and enhance our solutions.

General and administrative.  General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and allocated overhead. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and transition to operating as a public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. We currently expect in the near term that general and administrative expenses will remain relatively flat in absolute dollars and decrease as a percentage of revenue.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash balances, changes in the estimated fair value of our preferred stock warrants, which were recorded as interest expense because the warrants were issued in conjunction with debt facilities, and foreign exchange gains (losses) that relate to expenses and transactions denominated in currencies other than our functional currency. Our functional currency is the U.S. dollar. On April 17, 2013, our preferred stock warrants converted to common stock warrants upon the closing of our IPO and, as such, we are no longer required to present the warrants at fair value.

Provision for Income Taxes

Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three and six months ended July 31, 2014 and 2013 is primarily related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an analysis covering the period through April 30, 2013 to determine whether an ownership change had occurred since our inception. The analysis indicated that although an ownership change had occurred, the net operating losses and research and development credits remained available to offset future taxable income, if any. However, in the event we have subsequent changes in ownership the availability of net operating losses and research and development credit carryovers could be limited.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$17,440	$14,220	$33,544	$27,593
Perpetual license	1,361	2,735	2,001	3,364
Total product revenue	18,801	16,955	35,545	30,957
Professional services	2,711	2,840	5,398	4,888
Total revenue	21,512	19,795	40,943	35,845
Cost of revenue:
Product	2,840	1,800	5,236	3,485
Professional services	2,953	2,336	5,724	4,209
Total cost of revenue	5,793	4,136	10,960	7,694
Gross profit	15,719	15,659	29,983	28,151
Operating expenses:
Sales and marketing	12,841	9,085	24,250	17,919
Research and development	6,495	5,051	12,481	10,131
General and administrative	4,974	3,782	10,163	7,636
Total operating expenses	24,310	17,918	46,894	35,686
Loss from operations	(8,591)	(2,259)	(16,911)	(7,535)
Other (expense) income:
Interest and other income	40	36	79	49
Interest expense	—	(2)	—	(464)
Loss on foreign currency transactions and other gain (loss)	(70)	(4)	(152)	(24)
Loss before provision for income taxes	(8,621)	(2,229)	(16,984)	(7,974)
Provision for income taxes	286	49	403	94
Net loss	$(8,907)	$(2,278)	$(17,387)	$(8,068)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	81%	72%	82%	77%
Perpetual license	6	14	5	9
Total product revenue	87	86	87	86
Professional services	13	14	13	14
Total revenue	100	100	100	100
Cost of revenue:
Product	13	9	13	10
Professional services	14	12	14	11
Total cost of revenue	27	21	27	21
Gross profit	73	79	73	79
Operating expenses:
Sales and marketing	60	46	59	50
Research and development	30	25	30	28
General and administrative	23	19	25	22
Total operating expenses	113	90	114	100
Loss from operations	(40)	(11)	(41)	(21)
Other (expense) income:
Interest and other income	—	—	—	—
Interest expense	—	—	—	(1)
Loss on foreign currency transactions and other gain (loss)	—	—	—	—
Loss before provision for income taxes	(40)	(11)	(41)	(22)
Provision for income taxes	1	—	1	—
Net loss	(41)%	(11)%	(42)%	(22)%

Comparison of the Three Months Ended July 31, 2014 and 2013

Revenue

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Revenue:
Subscription and support	$17,440	$14,220	23%
Perpetual license	1,361	2,735	(50)%
Total product revenue	18,801	16,955	11%
Professional services	2,711	2,840	(5)%
Total revenue	$21,512	$19,795	9%
Percentage of revenue:
Subscription and support	81%	72%
Perpetual license	6	14
Total product revenue	87	86
Professional services	13	14
Total	100%	100%

Subscription and support revenue increased $3.2 million from the three months ended July 31, 2013 to the three months ended July 31, 2014. Of the total increase in subscription and support revenue, approximately $1.5 million, or 47%, represented revenue from new customers acquired after July 31, 2013, and approximately $1.7 million, or 53%, represented revenue from existing customers at or prior to July 31, 2013. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue decreased $1.4 million from the three months ended July 31, 2013 to the three months ended July 31, 2014. In the first quarter of fiscal 2014, we announced price increases for perpetual licenses effective August 1, 2013. We believe this announcement resulted in additional purchases of licenses by customers during the three months ended July 31, 2013 to take advantage of the pricing prior to the increase. The timing of sales of perpetual licenses is difficult to predict, and we do not believe comparing our perpetual license revenue on a period-to-period basis is a meaningful indicator of a trend or future results. For instance, during the three months ended July 31, 2014 approximately 87% of perpetual license revenue was attributable to three transactions.

Professional services revenue decreased $0.1 million from the three months ended July 31, 2013 to the three months ended July 31, 2014. Professional services revenue was relatively flat as we experienced comparable second quarter summer seasonality.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Cost of revenue:
Product	$2,840	$1,800	58%
Professional services	2,953	2,336	26%
Total cost of revenue	$5,793	$4,136
Gross profit:
Product	13%	9%
Professional services	14	12
Total cost of revenue	27%	21%
Total gross profit	73%	79%

Cost of product revenue increased $1.0 million from the three months ended July 31, 2013 to the three months ended July 31, 2014. The increase was primarily comprised of a $0.6 million increase in personnel and related expenses, a $0.1 million increase in depreciation expense as a result of computer equipment and server purchases and amortization of intangible assets acquired in business combinations, a $0.1 million increase in internet expenses associated with obtaining additional capacity to support our solutions and a $0.1 million increase in additional software licenses.

Cost of professional services revenue increased $0.6 million from the three months ended July 31, 2013 to the three months ended July 31, 2014.  The increase was primarily due to an increase of $0.5 million in personnel and related expenses. Our professional services headcount increased from 31 as of July 31, 2013 to 39 as of July 31, 2014. Although the increase in headcount has not yet manifested itself in a meaningful increase in revenue, we expect revenue to increase in the future to offset the increase in expenses.

Operating Expenses

Sales and Marketing

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Sales and marketing	$12,841	$9,085	41%
Percentage of total revenue	60%	46%

Sales and marketing expenses increased $3.8 million from the three months ended July 31, 2013 to the three months ended July 31, 2014. The increase was primarily due to an increase of $2.9 million in personnel and related expenses. Our sales and marketing headcount increased from 157 as of July 31, 2013 to 218 as of July 31, 2014. Rent expense increased $0.2 million as a result of an increase in allocated rent expense and an increase associated with opening new foreign sales offices. Travel and entertainment expenses increased $0.1 million as a result of our larger sales and marketing teams, an increase in travel related to our international expansion, an increased number of marketing events and additional trainings. Sales and marketing events expense increased $0.5 million due to an increase in the number of events and additional expense for our annual RallyON! user conference. Holding our user conference in Washington, D.C. in 2014, as compared to holding it in Boulder, Colorado in 2013, increased our expenses year-over-year.

Research and Development

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Research and development	$6,495	$5,051	29%
Percentage of total revenue	30%	25%

Research and development expenses increased $1.4 million from the three months ended July 31, 2013 to the three months ended July 31, 2014. The increase was primarily due to an increase of $1.1 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions, an increase of $0.1 million for third-party consulting services and a $0.1 million increase in travel and entertainment expenses. Our research and development headcount increased from 117 as of July 31, 2013 to 145 as of July 31, 2014.

General and Administrative

	Three Months Ended July 31,
	2014	2013	% Change
	(in thousands)
General and administrative	$4,974	$3,782	32%
Percentage of total revenue	23%	19%

General and administrative expenses increased $1.2 million from the three months ended July 31, 2013 to the three months ended July 31, 2014. The increase was primarily due to an increase of $1.1 million in personnel and related expenses. Our general and administrative headcount increased from 59 as of July 31, 2013 to 78 as of July 31, 2014. As we continued to increase our overall headcount, expenses associated with utilization of software licenses increased $0.1 million. Professional fees decreased $0.2 million for legal and accounting related services as a larger portion of these services are being performed internally.

Other (Expense) Income

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Other (expense) income
Interest and other income	$40	$36
Interest expense	—	(2)
Loss on foreign currency transactions and other gain (loss)	(70)	(4)
Total	$(30)	$30

Other (expense) income was relatively unchanged from the three months ended July 31, 2013 to the three months ended July 31, 2014.

Comparison of the Six Months Ended July 31, 2014 and 2013

Revenue

	Six Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Revenue:
Subscription and support	$33,544	$27,593	22%
Perpetual license	2,001	3,364	(41)%
Total product revenue	35,545	30,957	15%
Professional services	5,398	4,888	10%
Total revenue	$40,943	$35,845	14%
Percentage of revenue:
Subscription and support	82%	77%
Perpetual license	5	9
Total product revenue	87	86
Professional services	13	14
Total	100%	100%

Subscription and support revenue increased $6.0 million from the six months ended July 31, 2013 to the six months ended July 31, 2014. Of the total increase in subscription and support revenue, approximately $2.5 million, or 43%, represented revenue from new customers acquired after July 31, 2013, and approximately $3.5 million, or 57%, represented revenue from existing customers at or prior to July 31, 2013. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue decreased $1.4 million from the six months ended July 31, 2013 to the six months ended July 31, 2014. In the first quarter of fiscal 2014, we announced price increases for perpetual licenses effective August 1, 2013. We believe this announcement resulted in additional purchases of licenses by customers during the six months ended July 31, 2013 to take advantage of the pricing prior to the increase. The timing of sales of perpetual licenses is difficult to predict, and we do not believe comparing our perpetual license revenue on a period-to-period basis is a meaningful indicator of a trend or future results.

Professional services revenue increased $0.5 million from the six months ended July 31, 2013 to the six months ended July 31, 2014. The increase was driven by higher demand for our services to help companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Six Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Cost of revenue:
Product	$5,236	$3,485	50%
Professional services	5,724	4,209	36%
Total cost of revenue	$10,960	$7,694
Gross profit:
Product	13%	10%
Professional services	14	11
Total cost of revenue	27%	21%
Total gross profit	73%	79%

Cost of product revenue increased $1.8 million from the six months ended July 31, 2013 to the six months ended July 31, 2014. The increase was primarily comprised of a $1.1 million increase in personnel and related expenses, a $0.2 million increase in depreciation expense as a result of computer equipment and server purchases and amortization of intangible assets acquired in business combinations, a $0.1 million increase in internet expenses associated with obtaining additional capacity to support our solutions and a $0.3 million increase in additional software licenses.

Cost of professional services revenue increased $1.5 million from the six months ended July 31, 2013 to the six months ended July 31, 2014.  The increase was primarily due to an increase of $1.1 million in personnel and related expenses and a $0.1 million increase in expenses associated with courses offered through our Agile University brand to support education on Agile software development methodologies. Travel and entertainment expenses increased $0.1 million due to additional Agile University courses and customer trainings offered internationally. Our professional services headcount increased from 31 as of July 31, 2013 to 39 as of July 31, 2014.

Operating Expenses

Sales and Marketing

	Six Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Sales and marketing	$24,250	$17,919	35%
Percentage of total revenue	59%	50%

Sales and marketing expenses increased $6.3 million from the six months ended July 31, 2013 to the six months ended July 31, 2014. The increase was primarily due to an increase of $4.5 million in personnel and related expenses. Our sales and marketing headcount increased from 157 as of July 31, 2013 to 218 as of July 31, 2014. Rent expense increased $0.3 million as a result of an increase in allocated rent expense and an increase associated with opening new foreign sales offices. Travel and entertainment expenses increased $0.2 million as a result of our larger sales and marketing teams, an increase in travel related to our international expansion, an increased number of marketing events and additional trainings. Expenses associated with utilization of software licenses increased $0.2 million. Sales and marketing events expense increased $1.0 million due to an increase in the number of events and additional expense for our annual RallyON! user conference. Holding our user conference in Washington, D.C. in 2014, as compared to holding it in Boulder, Colorado in 2013, increased our expenses year-over-year.

Research and Development

	Six Months Ended July 31,
	2014	2013	% Change
	(in thousands)
Research and development	$12,481	$10,131	23%
Percentage of total revenue	30%	28%

Research and development expenses increased $2.4 million from the six months ended July 31, 2013 to the six months ended July 31, 2014. The increase was primarily due to an increase of $1.8 million in personnel and related expenses and an increase of $0.2 million for third-party consulting services to enhance existing solutions and add new functionality to our solutions. Allocated rent expense increased $0.1 million. Our research and development headcount increased from 117 as of July 31, 2013 to 145 as of July 31, 2014.

General and Administrative

	Six Months Ended July 31,
	2014	2013	% Change
	(in thousands)
General and administrative	$10,163	$7,636	33%
Percentage of total revenue	25%	22%

General and administrative expenses increased $2.5 million from the six months ended July 31, 2013 to the six months ended July 31, 2014. The increase was primarily due to an increase of $2.5 million in personnel and related expenses which included a $0.6 million increase in stock-based compensation. Our general and administrative headcount increased from 59 as of July 31, 2013 to 78 as of July 31, 2014. As we continued to increase our overall headcount, expenses associated with utilization of software licenses increased $0.2 million. Our use of third-party consultants increased by $0.3 million and insurance expenses increased $0.1 million as a result of our growth and changes we made in connection with the transition to operating as a public company. Professional fees decreased $0.4 million as a result of an increase in the amount of legal and accounting services being performed internally as well as legal fees associated with an acquisition that closed during the six months ended July 31, 2013.

Other (Expense) Income

	Six Months Ended July 31,
	2014	2013
	(in thousands)
Other (expense) income
Interest and other income	$79	$49
Interest expense	—	(464)
Loss on foreign currency transactions and other gain (loss)	(152)	(24)
Total	$(73)	$(439)

Other (expense) income decreased $0.4 million from the six months ended July 31, 2013 to the six months ended July 31, 2014 as a result of the automatic conversion of each of our preferred stock warrants into a warrant to purchase shares of common stock in connection with the closing of our IPO. Upon conversion, recording changes in the fair value of the preferred stock warrants as of the balance sheet date as a component of interest expense is no longer necessary.

Liquidity and Capital Resources

	Six Months Ended July 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(11,683)	$(1,899)
Net cash used in investing activities	(1,966)	(5,536)
Net cash provided by financing activities	1,763	94,479
Net increase (decrease) in cash and cash equivalents	$(11,886)	$87,044

	As of July 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$77,005	$104,653

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

At July 31, 2014, our cash and cash equivalents of $77.0 million were held for working capital purposes. We believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced solutions and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Components of Liquidity and Capital Resources

Operating Activities

In the six months ended July 31, 2014, cash used in operating activities was $11.7 million, which reflects our net loss of $17.4 million, adjusted by non-cash charges of $4.5 million consisting primarily of $2.9 million for stock-based compensation and $1.5 million for depreciation and amortization. Sources of cash inflows were from fluctuations in our working capital of $1.2 million. The favorable fluctuations in our working capital were primarily attributable to a decrease in accounts receivable as a result of the first two quarters of fiscal year 2015 cash collections being greater than our first two quarters of fiscal year 2015 billings. The favorable fluctuations were offset by a decrease in deferred revenue as a result of revenue recognized exceeding billings, an increase in prepaid expenses and other current assets primarily related to software subscriptions, an increase in prepaid insurance in connection with the insurance premium associated with our directors and officers liability insurance and a decrease in accounts payable and accrued expenses primarily related to fiscal 2014 commission payments. Our days sales outstanding were 70 days at July 31, 2014 compared to 64 days at July 31, 2013. Out days sales outstanding were 75 days at January 31, 2014.

In the six months ended July 31, 2013, cash used in operating activities was $1.9 million, which reflects our net loss of $8.1 million, adjusted by non-cash charges of $3.4 million consisting primarily of $1.6 million for stock-based compensation, $0.5 million for the change in valuation of preferred stock warrants and $1.3 million for depreciation and amortization. Sources of cash inflows were from fluctuations in our working capital of $2.8 million. The favorable fluctuations in our working capital were primarily attributable to a decrease in accounts receivable as a result of the first two quarters of fiscal year 2014 cash collections being greater than our first two quarters of fiscal year 2014 billings and an increase in other current liabilities primarily attributable to withholding for our ESPP. The favorable fluctuations were partially offset by a decrease in deferred revenue, an increase in prepaid expenses and other current assets primarily related to payment timing and an increase in headcount and infrastructure capacity that required us to purchase additional seats and licenses for subscription software and an increase in prepaid insurance in connection with the insurance premium associated with our directors and officers liability insurance procured in connection with our IPO.

A significant portion of our subscription renewals are invoiced in December and January of each year, which under our typical customer payment terms historically have created positive cash flow from operations in the first quarter of each fiscal year, which is, in turn, offset in subsequent quarters, resulting in cash used in operations for the full fiscal year. The first two quarters of fiscal year 2015 reflected cash used in operations, which is a result of the investment we made, primarily in additional headcount, across all departments. Our total headcount as of July 31, 2014 was 531, an increase from 396 as of July 31, 2013. Our ability to generate positive cash flow from operations for a full fiscal year will depend on revenue and the resulting cash receipts increasing at a rate that is faster than our on-going investment in personnel, facilities and our systems.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase computer equipment and software, furniture and fixtures, as well as leasehold improvements and business combinations. In the future, we expect to continue to invest in capital expenditures to support our expanding operations and seek complimentary, accretive acquisitions.

In the six months ended July 31, 2014, cash used in investing activities of $2.0 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period.

In the six months ended July 31, 2013, cash used in investing activities of $5.5 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Flowdock Oy, a company based in Helsinki, Finland.

Financing Activities

Our financing activities consist primarily of proceeds from the sale of common stock in our IPO, offset by payments for offering costs and proceeds from the exercises of common stock options.

In the six months ended July 31, 2014, cash provided by financing activities of $1.8 million was attributable to $0.4 million of proceeds from common stock option exercises and $1.5 million of proceeds from sales of common stock under the ESPP partially offset by $0.1 million in payroll taxes we paid in lieu of shares issued for stock-based compensation.

In the six months ended July 31, 2013, cash provided by financing activities of $94.5 million was attributable to $89.8 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, $5.9 million of proceeds from our follow-on public offering, net of underwriting discounts and commissions but before offering expenses and $0.4 million in proceeds from common stock option exercises partially offset by $1.7 million in offering costs.

Contractual Payment Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following summarizes our contractual commitments and obligations as of July 31, 2014:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$49,951	$3,400	$9,443	$8,898	$28,210

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K dated as of, and filed with the SEC on, April 11, 2014.

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

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making investments, consisting only of money market mutual funds, a money market bank account and certificates of deposit. At July 31, 2014, we had $50.0 million in certificates of deposits at various financial institutions, all of which are fully insured by the Federal Deposit Insurance Corporation, and approximately $12.9 million held in a money market mutual fund that invests primarily in short-term United States Treasury securities. Primarily all of the remaining amount of cash and cash equivalents were held in demand deposits, a certificate of deposit or a bank money market account at two financial institutions that we believe to be creditworthy.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Nearly all of our customers are invoiced in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, Australia, Canada, Finland, Singapore and other Euro-zone countries within mainland Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and six months ended July 31, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. Based on the evaluation of our disclosure controls and procedures as of July 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have been in existence since 2001 and have experienced net losses in each year since our inception. We have experienced net losses of $20.1 million for fiscal 2014 and $8.9 million and $17.4 million for the three and six months ended July 31, 2014, respectively. As of July 31, 2014, we had an accumulated deficit of $113.0 million. We are at an early stage in the development of our business and much of our growth has occurred in recent periods. Our historical rates of revenue growth may not be sustainable. We expect to continue to make expenditures to support and grow our business, including expanding our sales force and research and development teams, expanding our professional services team and investing in our data center infrastructure. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, complications and other difficulties. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability. Our limited operating history may make it difficult for our investors to evaluate our current business and our future prospects.

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

We believe that our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in part, upon continually attracting new customers and obtaining subscription renewals to our solutions from those customers. If we fail to attract new customers, our revenue may grow more slowly than expected and our business may be harmed.

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

We face intense competition in the market for our solutions and we expect competition to further intensify in the future. We primarily face competition from potential customers electing to use in-house offerings, privately-held Agile management vendors and software development tool providers, and providers of open source offerings. We also compete with large, diversified software and technology vendors and, as the market further adopts Agile practices, we expect increased competition from these vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include private companies such as Atlassian, CollabNet and VersionOne and public companies such as Hewlett-Packard, IBM and Microsoft, some of which can bundle competing products and services with other software offerings, or offer them at a lower price as part of a larger sale. Further, other companies not currently offering Agile management tools may enter our market. Many of our current and potential competitors have substantially greater resources and brand recognition, established marketing relationships, access to larger customer bases, pre-existing customer relationships and major distribution agreements with consultants, system integrators and resellers. We also face competition from other companies that provide Agile consulting services and enterprises that develop in-house Agile training resources. To the extent competition intensifies, demand for our professional services may decline.

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

A core component of our growth strategy is international expansion. For fiscal 2014 and for the three and six months ended July 31, 2014, approximately 14% of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland, the Netherlands and Singapore. We also have sales personnel in Canada and Germany. Our international expansion may not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

•                  uncertain political and economic climates;

•                  lack of familiarity and burdens of complying with foreign laws including regional data privacy laws that apply to the processing of personal information, accounting and legal standards, regulatory requirements, tariffs, and other barriers;

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

Further, our international sales may be hindered by lower levels of Agile or cloud adoption and increased price sensitivity for our solutions or other cloud-based offerings in international markets. As a result of these and other factors, international sales may not generate the results we anticipate, which could negatively impact our growth and business.

Failure to effectively maintain and expand our direct sales team may negatively impact our revenue growth.

We primarily sell our solutions through our direct sales force. Growing sales to both new and existing customers is in part dependent on our ability to effectively maintain and expand our sales force. A large portion of our sales force was hired in the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015. Identifying, recruiting and training additional sales personnel requires significant time, expenses and attention. If we are unable to hire, develop and retain sales personnel or if our new direct sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time, or at all, we may not be able to increase our revenue and grow our business.

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

We increased our number of full-time employees from 360 as of January 31, 2013, to 458 as of January 31, 2014 and to 531 as of July 31, 2014. Our revenue grew from $56.8 million in fiscal 2013 to $74.3 million in fiscal 2014. Our revenue grew from $19.8 million for the three months ended July 31, 2013 to $21.5 million for the three months ended July 31, 2014, and from $35.8 million for the six months ended July 31, 2013 to $40.9 million for the six months ended July 31, 2014. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to add and expend additional resources in an effort to further expand our overall business, customer base, headcount and operations both domestically and internationally, but can give no assurance that our business or revenue will continue to grow at historical rates or at all. Creating a global organization and managing a geographically-dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our anticipated growth, our financial results may suffer.

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

Our cloud-based platform involves the storage and transmission of our customers’ confidential and potentially proprietary and sensitive information.  We do not control or monitor the information that customers input into our platform, we are unaware of the type, sensitivity and value of such customer information and we do not vary our solutions and security measures due to the content of customer data. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Security risks, including but not limited to, security breaches, cyber-attacks, unauthorized use or disclosure of customer data, denial of service attacks and loss or corruption of customer data could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liability. Additionally, unauthorized persons may obtain access to our own sensitive, proprietary or confidential information or systems, including our intellectual property and other confidential business information and our information technology systems. Such access could be used to compromise our competitive position, our ability to deliver our solutions or our ability to manage and operate our business. The security measures protecting our customers’ and our own information and systems could be breached as a result of third-party action, employee error, malfeasance or otherwise. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security or our third-party data centers occurs as a result of third-party action, employee error, malfeasance or otherwise, the market perception of the effectiveness of our security measures could be harmed and our reputation damaged, we could lose potential sales and existing customers, including through early termination of our contracts, our ability to operate our business may be impaired, our business may suffer and we may incur significant liabilities, including as a result of litigation or regulation investigations. Further, we may not have sufficient insurance to compensate us for the potentially significant losses that may result from security breaches.

Our business is substantially dependent upon the continued adoption of cloud-based software solutions.

We derive, and expect to continue to derive, a large portion of our revenue from the sale of subscriptions for our cloud-based platform. We do not know whether the trend of adoption of enterprise cloud-based software solutions we have experienced in the past will continue in the future. Many organizations have invested substantial personnel and financial resources to integrate on-premise software tools into their businesses, and some have been reluctant or unwilling to migrate to cloud-based software solutions. Furthermore, some organizations, particularly enterprises upon which we are dependent, have been reluctant or unwilling to use cloud-based solutions because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if we or other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based software solutions as a whole, including for our solutions, may be negatively impacted. If the adoption of cloud-based software solutions does not continue at the rate we anticipate, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

If we fail to adequately manage our data-center infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our platform.

We have experienced significant growth in the number of users and amount of data that our hosting infrastructure supports. We seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provisioning of new data-center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service impairment that may subject us to financial penalties and liabilities and cause us to lose customers. If our data-center infrastructure capacity fails to keep pace with increased subscriptions, customers may experience delays or reductions in the quality of our service as we seek to obtain additional capacity, which could harm our reputation and our business.

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

We generally recognize perpetual license revenue upon delivery of our solutions to the customer. The timing of sales of perpetual licenses is difficult to predict and, as a result, the timing of recognition of the associated revenue is unpredictable. A material increase or decrease in the sale of perpetual licenses from period to period could produce substantial variation in the revenue we recognize as well as the gross profit. Accordingly, comparing our perpetual license revenue on a period-to-period basis may not be a meaningful indicator of a trend or future results.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We generally do not invoice customers in foreign currency but may decide to expand our foreign currency billing in the future. We incur a portion of our operating expenses in Euros, British pounds sterling, Australian dollars, Canadian dollars and Singaporean dollars. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

Our business could be negatively affected as a result of actions of activist shareholders.

Campaigns by stockholders to effect changes in publicly traded companies are sometimes led by activist investors through various corporate actions, including proxy contests.  If we become engaged in a proxy contest or other corporate action with an activist stockholder in the future, our business could be adversely affected because:

•                  responding to a proxy contest or other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our management and employees;

•                  perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•                  if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in April 2013 at a price of $14.00 per share, our stock price has ranged from $33.05 to $8.40 through July 31, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

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

As of July 31, 2014, our directors, executive officers, and their respective affiliates beneficially owned or controlled, directly or indirectly and including shares issuable upon the exercise of outstanding options and warrants exercisable within 60 days of July 31, 2014, in the aggregate approximately 8.1% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, and might affect the market price of our common stock.

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

(a)         Recent Sales of Unregistered Securities

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

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated April 11, 2013 filed with the SEC on April 12, 2013 pursuant to Rule 424(b) of the Securities Act. As of July 31, 2014 we have used $22.3 million of the proceeds from our IPO for working capital and other general corporate purposes, including investing in our data center infrastructure and expanding our sales force. As of July 31, 2014, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors. Our management team has significant discretion in the application of the net proceeds from the IPO.

(c) Issuer Purchases of Equity Securities

None

Item 3.                                 Defaults upon Senior Securities

Not applicable

Item 4.                                 Mine Safety Disclosures

Not applicable

Item 5.                                 Other Information

Not applicable

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

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at July 31, 2014 and January 31, 2014, (ii)  Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2014 and July 31, 2013, (iii)  Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 31, 2014 and July 31, 2013, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2014 and July 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on September 5, 2014.

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

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at July 31, 2014 and January 31, 2014, (ii)  Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2014 and July 31, 2013, (iii)  Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 31, 2014 and July 31, 2013, (iv)  Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2014 and July 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

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