Form 10-Q
period 2014-10-31
Rally Software Development Corp
filed 2014-12-09
CIK 1313911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

On December 1, 2014, the registrant had 25,218,789 shares of common stock, $0.0001 par value per share, outstanding.

RALLY SOFTWARE DEVELOPMENT CORP.

FORM 10-Q

Quarterly Period Ended October 31, 2014

Rally, the Rally logo and other trademarks or service marks of Rally Software Development Corp. appearing in this Quarterly Report on Form 10-Q are the property of Rally Software Development Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	October 31, 2014	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$29,074	$88,891
Short-term investments	41,427	—
Restricted cash	15	16
Accounts receivable, net	13,567	21,771
Other receivables	255	78
Prepaid expenses and other current assets	4,009	3,310
Total current assets	88,347	114,066
Property and equipment, net	5,827	5,569
Goodwill	2,343	2,529
Intangible assets, net	1,514	1,909
Restricted cash	4,200	4,200
Other assets	799	810
Total assets	$103,030	$129,083
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,195	$2,170
Accrued liabilities	3,112	4,812
Deferred revenue	33,599	38,352
Employee stock purchase plan withholdings	1,081	528
Other current liabilities	1,207	1,526
Total current liabilities	41,194	47,388
Deferred revenue, net of current portion	1,126	2,433
Other long-term liabilities	901	888
Total liabilities	43,221	50,709
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value per share. At October 31, 2014 and January 31, 2014, authorized, 200,000,000 shares; issued and outstanding, 25,215,956 and 24,786,413 shares, respectively	3	3
Additional paid-in capital	180,407	174,027
Accumulated deficit	(120,439)	(95,660)
Accumulated other comprehensive income (loss)	(162)	4
Total stockholders’ equity	59,809	78,374
Total liabilities and stockholders’ equity	$103,030	$129,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenue:
Subscription and support	$17,653	$14,888	$51,197	$42,481
Perpetual license	1,040	1,055	3,041	4,419
Total product revenue	18,693	15,943	54,238	46,900
Professional services	3,316	2,936	8,714	7,824
Total revenue	22,009	18,879	62,952	54,724
Cost of revenue (1):
Product	3,025	1,997	8,261	5,482
Professional services	2,956	2,577	8,680	6,786
Total cost of revenue	5,981	4,574	16,941	12,268
Gross profit	16,028	14,305	46,011	42,456
Operating expenses (1):
Sales and marketing	11,992	10,832	36,242	28,752
Research and development	6,838	5,167	19,319	15,297
General and administrative	4,389	4,008	14,552	11,644
Total operating expenses	23,219	20,007	70,113	55,693
Loss from operations	(7,191)	(5,702)	(24,102)	(13,237)
Other (expense) income:
Interest and other income	37	42	115	91
Interest expense	—	—	—	(464)
Loss on foreign currency transactions and other gain (loss)	(111)	(87)	(262)	(111)
Loss before provision for income taxes	(7,265)	(5,747)	(24,249)	(13,721)
Provision for income taxes	126	39	530	133
Net loss	$(7,391)	$(5,786)	$(24,779)	$(13,854)
Net loss per share:
Basic and diluted	$(0.29)	$(0.24)	$(0.99)	$(0.76)
Weighted-average shares outstanding:
Basic and diluted	25,207	24,398	25,019	18,239

(1) Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cost of product revenue	$102	$69	$271	$174
Cost of professional services revenue	136	56	323	121
Sales and marketing	508	496	1,313	903
Research and development	309	362	958	988
General and administrative	588	433	1,677	864
	$1,643	$1,416	$4,542	$3,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net loss	$(7,391)	$(5,786)	$(24,779)	$(13,854)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(167)	37	(166)	8
Comprehensive loss	$(7,558)	$(5,749)	$(24,945)	$(13,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended October 31,
	2014	2013
Cash flow from operating activities:
Net loss	$(24,779)	$(13,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,280	1,987
Noncash stock-based compensation expense	4,542	3,050
Noncash interest expense	—	462
Other	172	1
Changes in operating assets and liabilities:
Accounts receivable	8,204	4,597
Other receivables	(177)	121
Prepaid expenses and other current assets	(699)	(750)
Other assets	(40)	(273)
Accounts payable and accrued liabilities	(1,673)	1,130
Deferred revenue	(6,061)	(4,503)
Other current liabilities	234	1,688
Other long-term liabilities	12	(35)
Restricted cash	—	(4,200)
Net cash used in operating activities	(17,985)	(10,579)
Cash flows from investing activities:
Purchase of property and equipment	(2,268)	(3,264)
Purchase of investments	(41,417)	—
Proceeds from sale of assets	15	—
Purchase of Flowdock Oy, net of cash received	—	(2,857)
Net cash used in investing activities	(43,670)	(6,121)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	89,838
Proceeds from follow-on offering, net of underwriting discounts and commissions	—	5,884
Proceeds from exercise of common stock options	484	463
Proceeds from employee stock purchase plan	1,463	—
Payment of payroll taxes related to stock-based compensation	(109)	—
Payments of offering costs	—	(2,259)
Net cash provided by financing activities	1,838	93,926
Net increase (decrease) in cash and cash equivalents	(59,817)	77,226
Cash and cash equivalents-beginning of period	88,891	17,609
Cash and cash equivalents-end of period	$29,074	$94,835
Supplementary information:
Cash paid for interest	$—	$2
Cash paid for income taxes	886	125
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$68,410
Conversion of preferred stock warrants to common stock warrants	—	2,066
Common stock issued as partial consideration for purchase of Flowdock Oy	—	1,293
Property and equipment purchases in accounts payable	53	223

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Description and Nature of Business and Operations

Rally Software Development Corp. (we, our or us) is a global provider of enterprise-class software and services solutions that drive agility. Companies use our solutions to accelerate the pace of innovation, improve performance, and respond effectively to evolving competitive markets and customer needs. Our software as a service (SaaS) platform transforms the way organizations manage the software development lifecycle by aligning software development and strategic business objectives, facilitating collaboration, and increasing transparency. Our consulting and training services apply Agile and Lean approaches to help organizations innovate, lead, adapt, and deliver.

Our headquarters are located in Boulder, Colorado. We were incorporated in the State of Delaware on July 12, 2001. At October 31, 2014, we had six subsidiaries: Rally Software Development International Corp. (RSDI); Rally Software Development Australia Pty Limited; Rally Software Development Netherlands B.V.; Rally Software Development Canada B.C. Ltd.; Rally Singapore Pte Ltd.; and Flowdock Oy.

Our fiscal year ends on January 31. Our fiscal quarters end April 30, July 31, October 31 and January 31.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed notes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been included. The results of operations for the three and nine months ended October 31, 2014 are not necessarily indicative of the results to be expected for the year ending January 31, 2015 or for other interim periods or future years. The condensed consolidated balance sheet as of January 31, 2014 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission, or SEC, on April 11, 2014.

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

(d) Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of investments in a money market mutual fund, a bank money market account and certificates of deposit. We record money market funds at the net asset value reported by the investment manager as there are no restrictions on our ability, contractual or otherwise, to redeem our investments at the stated net asset value reported by the investment manager.

(e) Investment Securities

Investment securities at October 31, 2014 consist of certificates of deposit and commercial paper. We classify our debt securities as held-to-maturity. Held-to-maturity debt securities are those debt securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Interest and other income” line item in the condensed consolidated statements of income. Dividend and interest income is recognized when earned. Our condensed consolidated statements of income do not reflect any impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities due to the fact that management has no intent to sell and believes that it more likely than not will not be required to sell prior to any recovery.

(f) Property and Equipment and Acquired Intangible Assets

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

(g) Deferred Revenue

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

(h) Revenue Recognition

We generate revenue primarily from three sources: (1) subscriptions and support; (2) perpetual licenses; and (3) professional services. Subscription and support revenue is primarily comprised of fees that give customers access to our suite of cloud-based solutions, as well as optional hosting and maintenance related to perpetual licenses. Professional services revenue largely encompasses fees related to the instruction of Agile and Lean approaches to software development, which includes reimbursed expenses and training related directly to the product.

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

Professional services revenue is accounted for separately from subscription and perpetual license revenue when VSOE exists and, for subscriptions, has stand-alone value to the customer. Professional services are generally provided on a time-and-materials basis. The services that are provided on a time-and-materials basis are recognized as services are provided. However, professional services that do not have stand-alone value to the customer are recognized ratably over the remaining subscription period. We present reimbursements received for out of pocket expenses within professional services revenue. Reimbursements received were approximately $0.3 million for each of the three months ended October 31, 2014 and 2013, and approximately $0.9 million and $0.8 million for the nine months ended October 31, 2014 and 2013, respectively.

(i) Commissions

Commissions are recorded as a component of sales and marketing expense and consist of the variable compensation paid to our sales force. Sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in cases where we cannot collect the invoiced amounts associated with a sales order.

(j) Stock-Based Compensation

Stock-based compensation to employees and members of our Board of Directors is measured at the grant date fair values of the respective options to purchase our common stock, and expensed on a straight line basis over the period in which the holder is required to provide services, which is usually the vesting period. We determine the grant date fair value of all stock options using the Black-Scholes option pricing model. An estimate of forfeitures is applied when calculating compensation expense. Restricted stock and restricted stock units (RSUs) are measured at fair value at the date of grant and expensed on a straight line basis over the period in which the holder is required to provide services, which is generally the vesting period. We recognize compensation expense related to shares issued pursuant to our 2013 Employee Stock Purchase Plan (the ESPP), on a straight line basis over the offering period, which is generally one year with the exception of the initial purchase period within an offering period, which is generally six months.

(k) Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. We conduct business in the United Kingdom through a branch of RSDI and in Australia, Canada, Finland, the Netherlands and Singapore through subsidiaries of RSDI. The functional currency of the branch and subsidiaries are the British pound, the Australian dollar, the Canadian dollar, the Euro and the Singaporean dollar. All assets and liabilities for the branch and subsidiaries denominated in a foreign currency are translated into U.S. dollars based on the exchange rate on the balance sheet date, and revenue and expenses are translated at the average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of foreign subsidiaries are included as a component of other comprehensive income (loss).

We maintain short-term intercompany payables denominated in each subsidiary’s functional currency. Gains and losses associated with remeasurement of these payables into U.S. dollars are presented within loss on foreign currency transactions included in the condensed consolidated statements of operations.

(l) Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. At October 31, 2014, we had $30.4 million in certificates of deposits at various financial institutions, $20.7 million of which are fully insured by the Federal Deposit Insurance Corporation. Of the certificates of deposits, $4.0 million were classified as cash equivalents and $26.4 million were classified as short-term investments. Primarily all of the remaining amount of cash, cash equivalents and short-term investments were held at financial institutions that we believe to be creditworthy and represent minimal risk of loss of principle. We invest in securities with a minimum rating of AA by Moody’s and A-1/P-1 by Standard and Poor’s. We perform ongoing evaluations of our customers’ financial condition and do not require any collateral to support receivables. As of October 31, 2014, one customer with a balance of approximately $2.5 million represented 19.1% of accounts receivable. At January 31, 2014, no customer accounted for more than 10% of accounts receivable. During the three and nine months ended October 31, 2014 and 2013, no customer represented more than 10% of revenue.

(m) Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (JOBS Act), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. We are evaluating the impact of the new standard on our condensed consolidated financial position, results of operations and cash flows.

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In connection with the acquisition of Flowdock in the first quarter of fiscal 2014, we recorded goodwill of $2.5 million. The change in goodwill from January 31, 2014 to October 31, 2014 was a result of foreign current translation adjustments. As of October 31, 2014 and January 31, 2014, intangible assets, excluding goodwill, consist of the following (in thousands):

	October 31, 2014	January 31, 2014
Developed software technology	$2,578	$2,578
Trademark and domain names	226	226
	2,804	2,804
Less accumulated amortization	(1,290)	(895)
	$1,514	$1,909

Amortization expense related to acquired intangible assets for each of the three months ended October 31, 2014 and 2013 was $0.1 million, and for each of the nine months ended October 31, 2014 and 2013 was $0.4 million.

As of October 31, 2014, future estimated amortization expenses related to acquired intangible assets were as follows (in thousands):

Fiscal year ended January 31:
2015 (remaining three months)	$132
2016	457
2017	387
2018	387
2019	15
Thereafter	136
Total future estimated amortization expense	$1,514

(5) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives with the exception of leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the related lease term.

As of October 31, 2014 and January 31, 2014, property and equipment consisted of the following (in thousands):

	October 31, 2014	January 31, 2014
Computers, peripherals and software	$10,469	$8,935
Office furniture and equipment	1,884	1,523
Leasehold improvements	1,538	1,453
	13,891	11,911
Less accumulated depreciation	(8,064)	(6,342)
	$5,827	$5,569

Depreciation expense related to property and equipment, for each of the three months ended October 31, 2014 and 2013 was $0.7 million, and for the nine months ended October 31, 2014 and 2013 was $1.9 million and $2.0 million, respectively.

(6) Short-Term Investments

As of October 31, 2014, our short-term investments, all of which are classified as held-to-maturity, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Certificates of deposit	$26,441	$—	$(29)	$26,412
Commercial paper	14,986	1	(1)	14,986
Total short-term investments	$41,427	$1	$(30)	$41,398

All investments in debt securities have been classified as held-to-maturity and measured at amortized cost in the condensed consolidated balance sheet as we have both the intent and ability to hold the securities to maturity. At October 31, 2014, the contractual maturities of our investments did not exceed 12 months.

(7) Fair Value Measurement

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

The following table summarizes, for each category of assets, the respective fair value and the classification by level of input within the fair value hierarchy as of October 31, 2014 (in thousands):

	Fair Value as of	Fair Value Measurements Using
	October 31, 2014	Level 1	Level 2

Cash and cash equivalents:
Money market funds	$9,602	$9,602	$—
Certificates of deposit	3,983	—	3,983
Commercial paper	2,500	—	2,500

Short-term investments:
Certificates of deposit	$26,412	$—	$26,412
Commercial paper	14,986	—	14,986

The following table summarizes, for each category of assets, the respective fair value and the classification by level of input within the fair value hierarchy as of January 31, 2014 (in thousands):

	Fair Value as of	Fair Value Measurements Using
	January 31, 2014	Level 1	Level 2

Cash and cash equivalents:
Money market funds	$26,284	$26,284	$—
Certificates of deposit	60,016	60,016	—

We determine the fair value of our security holdings based on pricing from our service provider and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

(8) Accrued Liabilities

Accrued liabilities as of October 31, 2014 and January 31, 2014 consisted of the following (in thousands):

	October 31, 2014	January 31, 2014
Accrued vacation and employee benefits	$1,971	$1,731
Accrued bonuses	346	733
Accrued commissions and salary	795	2,348
	$3,112	$4,812

(9) Warrants

The following table summarizes information about preferred stock warrants outstanding at April 17, 2013 (close of IPO):

	Preferred Stock Warrants
	A-1	B	C
Number of warrants outstanding	32,750	40,141	64,755
Exercise price	$2.50	$2.82	$3.78
Expiration	July 2015	May 2014 - June 2018	October 2015 - June 2018

In connection with the closing of our IPO, each of the preferred stock warrants automatically converted into a warrant to purchase shares of common stock with substantially the same terms. So long as the warrants remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of interest expense. We did not recognize any interest expense during the three months ended October 31, 2014 and 2013 for the change in fair value of the warrants. We did not recognize any interest expense during the nine months ended October 31, 2014 for the change in fair value of the warrants and recognized $0.5 million of interest expense during the nine months ended October 31, 2013, for the change in fair value of the warrants. At the time of conversion of the warrants upon the closing of our IPO, the fair value of the warrants was $2.1 million, which was reclassified as a component of additional paid-in capital.

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

During the fiscal year ended January 31, 2014, we issued 107,435 shares of our common stock upon the net exercise of common stock warrants to acquire 123,918 shares having a weighted-average exercise price of $3.13 per share. During the nine months ended October 31, 2014, we issued 387 shares of our common stock upon the net exercise of a common stock warrant to acquire 476 shares having an exercise price of $3.79 per share. We did not receive any cash proceeds in connection with this exercise. At October 31, 2014, warrants to purchase 13,252 shares of common stock were outstanding with a weighted-average exercise price of $3.79 per share.

(10) Redeemable Convertible Preferred Stock

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

(11) Stock Awards

In April 2002, we established our 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and RSU awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of October 31, 2014, we had 3,727,891 shares of common stock reserved for issuance under the 2002 Plan, of which 2,386,178 had been issued upon the exercise of options, the issuance of restricted stock awards or the vesting of RSUs, 1,001,317 were subject to outstanding options, 59,998 were subject to outstanding RSU awards and 280,398 were available for grant. Under the 2002 Plan, incentive stock options may be granted at an exercise price not less than 100% of the fair value of common stock on the date of grant, as determined by our Board of Directors.

On March 19, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the 2013 Plan) and the ESPP. On March 29, 2013, our stockholders also approved the 2013 Plan and the ESPP, each of which became effective on April 11, 2013. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and other forms of equity compensation. The 2013 Plan also provides for the grant of performance cash awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of October 31, 2014, we had 3,586,015 shares of common stock reserved for issuance under the 2013 Plan, of which 52,531 had been issued upon the vesting of RSUs, 611,167 were subject to outstanding options, 817,236 were subject to outstanding RSU awards and 2,105,081 were available for grant. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the lesser of 5% of the total number shares of our common stock outstanding on the immediately preceding January 31, or a lesser amount of shares determined by our Board of Directors.

Pursuant to the evergreen provision of the 2013 Plan, on February 1, 2014, common stock reserved for issuance under the 2013 Plan automatically increased by 1,239,320 shares.

The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. As of October 31, 2014, we had 965,067 shares of common stock reserved for issuance under the ESPP, of which 335,993 shares have been issued and 629,074 are available for purchase. The number of shares of common stock reserved for issuance will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the least of (i) 2% of the total number of shares of our common stock outstanding on the immediately preceding January 31; (ii) 1,408,017 shares of common stock; or (iii) a lesser amount of shares determined by our Board of Directors.

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

During the nine months ended October 31, 2014 and 2013, we granted options to employees to purchase 321,613 and 471,816 shares of common stock at a weighted-average exercise price of $12.90 and $19.98 per share and a weighted-average fair value on the date of grant of $6.01 and $10.40, respectively. The intrinsic value of stock options exercised during the nine months ended October 31, 2014 and 2013 was $1.4 million and $3.3 million, respectively.

The following table is a summary of stock option activity for the nine months ended October 31, 2014:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 1, 2014	1,517,943	$9.46
Granted	321,613	12.90
Exercised	(149,199)	3.24
Forfeited	(77,873)	14.16
Outstanding at October 31, 2014	1,612,484	10.50

The following table summarizes information about stock options outstanding and exercisable as of October 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.55 — 2.23	193,609	3.88	$1.10	192,662	$1.09
5.48	513,227	6.74	5.48	426,544	5.48
5.93 — 10.78	329,094	7.79	9.13	175,079	8.43
11.43 — 24.01	408,763	9.20	16.17	73,874	18.55
24.60 — 29.96	167,791	8.70	25.56	61,465	25.40
	1,612,484			929,624

Options outstanding at October 31, 2014 have a weighted-average remaining contractual life of 7.4 years and a weighted-average exercise price of $10.50 per share and options exercisable have a weighted-average exercise price of $7.48 per share. As of October 31, 2014 and January 31, 2014, the aggregate intrinsic value of options outstanding was $4.7 million and $19.1 million, respectively. As of October 31, 2014 and January 31, 2014, the aggregate intrinsic value of options exercisable was $4.1 million and $12.6 million, respectively.

We have computed the fair value of all options granted during the three and nine months ended October 31, 2014 and 2013 using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rates, volatility, expected dividend yield, and expected option life. The use of different assumptions could cause significant fluctuations in fair value. We estimated a volatility factor based on the common stock of peer companies and commencing May 1, 2014 a weighted-average of peer companies and our own volatility, and have estimated forfeiture rates based on past historical experience. The expected life input is based on historical exercise patterns and the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, we have computed the fair value of all options granted during the three and nine months ended October 31, 2014 and 2013 using the following weighted-average assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Risk-free interest rate	1.62%	1.63% — 1.94%	1.62% — 1.76%	1.01% - 1.94%
Expected life	6.02 years	6.02 — 6.08 years	5.45 — 6.02 years	5.27 — 6.08 years
Expected dividend yield	—	—	—	—
Expected volatility	52.2%	55.9%	46.7% — 52.2%	53.9% — 56.8%

No excess tax benefit has been recognized relating to exercised stock options as no tax deductions have been realized through a reduction of taxes payable. As of October 31, 2014, we had $4.4 million of unrecognized compensation costs related to unvested stock options granted pursuant to the 2002 Plan and the 2013 Plan and the cost was expected to be recognized over a weighted-average period of 2.51 years.

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

The following table is a summary of RSU activity for the nine months ended October 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at February 1, 2014	458,982	$20.88
Granted	611,852	11.18
Vested	(112,531)	17.30
Forfeited	(81,069)	20.15
Non-vested at October 31, 2014	877,234	14.64

Minimum payroll tax withholdings paid to tax authorities on behalf of employees are classified as a financing activity in the statement of cash flows.

Other than the RSUs granted under the 2002 Plan that related to an acquisition, RSUs generally vest in annual or semiannual installments over four years.

Unvested RSUs at October 31, 2014 have a weighted-average remaining contractual life of 1.82 years and a weighted-average grant date fair value of $14.64 per share, which is expected to be recognized over the applicable vesting period. Unrecognized stock-based compensation with respect to all RSUs was $9.7 million as of October 31, 2014 and the cost was expected to be recognized over a weighted-average period of 3.3 years.

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

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on a purchase date, whichever is lower. During the nine months ended October 31, 2014, 177,664 shares were issued under the ESPP for an aggregate purchase price of $1.5 million. Accumulated employee withholdings of $1.1 million at October 31, 2014 associated with the next purchase date on December 15, 2014 were included in current liabilities.

The following weighted-average assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the ESPP:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Risk-free interest rate	0.07% – 0.11%	0.09% – 0.11%	0.07% – 0.11%	0.09% – 0.11%
Expected life	0.50 – 1.00 years	0.67 – 1.17 years	0.50 – 1.00 years	0.67 – 1.17 years
Expected dividend yield	—	—	—	—
Expected volatility	67.6%	45.6%	67.6%	45.6%

As of October 31, 2014, we had $0.4 million of unrecognized compensation costs related to the ESPP and the cost was expected to be recognized over a weighted-average period of 0.5 years.

(12) Information by Geographic Areas

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s seats are provisioned. The ship-to country is generally the same as the billing country. The following tables present our revenue by geographic region for the three and nine months ended October 31, 2014 and 2013 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
United States	$19,195	$16,100	$54,509	$46,642
International	2,814	2,779	8,443	8,082
	$22,009	$18,879	$62,952	$54,724

Primarily all of our property and equipment is located in the United States. International revenue for the three and nine months ended October 31, 2014 is primarily attributable to Australia, Denmark, Canada, China, the Netherlands and the United Kingdom.

(13) Income Taxes

Our income tax provision for the three and nine months ended October 31, 2014 and 2013 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The tax provision for the three and nine months ended October 31, 2014 and 2013 is primarily related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries.

We have historically incurred operating losses in the United States and, given our cumulative losses and limited history of profits, we have recorded a full valuation allowance against our United States deferred tax assets at October 31, 2014 and January 31, 2014.

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

(14) Net Loss Per Share

We calculate basic and diluted net loss per share of common stock by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have excluded all potentially dilutive shares, which include warrants for common stock, outstanding common stock options, outstanding RSUs and ESPP obligations, from the weighted-average number of shares of common stock outstanding as their inclusion in the computation for all periods would be antidilutive due to net losses.

The following common stock equivalents were excluded from consideration in diluted net loss per share because they had an antidilutive impact:

	October 31,
	2014	2013
Options to purchase common stock	1,612,484	1,732,467
Warrants to purchase common stock	13,252	13,728
Restricted stock units	877,234	239,493
ESPP obligations (1)	291,585	139,995
	2,794,555	2,125,683

(1)                                 ESPP obligations as of October 31, 2014 and 2013 represent an estimate of the number of the shares to be issued to employees when considering employee contributions withheld as of October 31, 2014 and 2013 and an estimate of contributions over the remaining purchase period of the offering.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(7,391)	$(5,786)	$(24,779)	$(13,854)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	25,207	24,398	25,019	18,239
Net loss per share of common stock, basic and diluted	$(0.29)	$(0.24)	$(0.99)	$(0.76)

(15) Commitments and Contingencies

(a) Operating leases

We lease office space and certain equipment under operating leases having terms that expire at various dates through June 2025. On June 10, 2013, we entered into an amended and restated office lease, which superseded and replaced our lease for our corporate headquarters located in Boulder, Colorado. In addition to the office space we currently occupy, the amended and restated office lease provides for the lease by us of an additional 89,000 square feet of office space in a building to be constructed adjacent to our current office space.

The initial term of the amended and restated office lease is ten years and will commence upon the occupancy date of the new building, currently expected to be on or about June 15, 2015, and extend through June 14, 2025, in each case subject to change based on the construction schedule. The lease term for the current office space has been extended to end contemporaneously with the end of the initial term for the amended and restated office lease. We have the option to extend the term of the lease for two periods of five years each.

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

Total rent expense for the three months ended October 31, 2014 and 2013 was $0.9 million and $0.6 million, respectively, and $2.3 million and $1.7 million for the nine months ended October 31, 2014 and 2013, respectively.

As of October 31, 2014, future minimum lease payments under operating leases (assuming a June 15, 2015 commencement date for the amended and restated office lease) were as follows (in thousands):

Fiscal year ended January 31:
2015 (remaining three months)	$866
2016	4,284
2017	4,680
2018	4,546
2019	4,421
Thereafter	30,530
Total future minimum lease payments	$49,327

(b) Legal

In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effective on our financial position, results of operations or cash flows, except for those matters for which we have recorded a loss contingency. We accrue for loss contingencies when it is both probable that we will incur the loss and when the amount of the loss can be reasonably estimated. As of October 31, 2014, there were no material pending or threatened legal actions or proceedings against us.

(c) Product Indemnification

Our arrangements with customers generally include an indemnification provision that we will indemnify and defend a customer in actions brought against the customer that claim our solutions and services infringe upon a valid patent, copyright, or trademark. Historically, we have not incurred any material costs related to indemnification claims.

(d)  Self-insurance reserves

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for employee medical health care benefits. Liabilities associated with the risks that are retained by us are estimated by considering historical claims experience and severity factors. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.2 million at October 31, 2014, which amount was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(16) Subsequent Events

On November 5, 2014 we entered into a credit agreement with Wells Fargo Bank, National Association. The credit agreement provides for a secured revolving credit facility in an amount of up to $15.0 million, which includes a sublimit of $5.0 million for the issuance of sight commercial and standby letters of credit. The credit agreement matures on October 31, 2015 and contains standard affirmative and negative covenants as well as a liquidity covenant that requires $35.0 million in unencumbered liquid assets as defined in the agreement. Any borrowings under the credit facility will bear interest at a rate equal to the outstanding principal balance at a fluctuating rate per annum to be 1.5% above the daily one month London Interbank Offered Rate (LIBOR). The credit agreement is secured by substantially all of our assets and the assets of RSDI.

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

Overview

Rally Software is a global provider of enterprise-class software and services solutions that drive agility. Companies use our solutions to accelerate the pace of innovation, improve performance, and respond effectively to evolving competitive markets and customer needs. Our SaaS platform transforms the way organizations manage the software development lifecycle by aligning software development and strategic business objectives, facilitating collaboration, and increasing transparency. Our consulting and training services apply Agile and Lean approaches to help organizations innovate, lead, adapt, and deliver.

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the three and nine months ended October 31, 2014, subscription and support revenue accounted for 80% and 81% of total revenue, respectively. Our subscription contracts are typically sold on a per-seat basis with a one-year term paid upfront and provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. However, we have from time to time, and may in the future, enter into multi-year contracts in which the fees are paid upfront and the customer is entitled to an unlimited number of seats. These contracts may lead to significant fluctuations in cash flow from operations and will positively impact cash flow from operations in the period in which the cash is received. To a lesser extent, we sell perpetual licenses, which are also paid upfront and include support agreements, which are one year in duration and entitle the customer to support and upgrades. For each of the three and nine months ended October 31, 2014, perpetual license revenue accounted for 5% of total revenue. We also offer professional services, which include training on Agile and Lean approaches to software development and the use of our solutions. For the three and nine months ended October 31, 2014, professional services accounted for 15% and 14% of total revenue, respectively.

From the three months ended October 31, 2013 to the three months ended October 31, 2014, our subscription and support revenue grew from $14.9 million to $17.7 million, representing a 19% period-over-period growth rate. From the nine months ended October 31, 2013 to the nine months ended October 31, 2014, our subscription and support revenue grew from $42.5 million to $51.2 million, representing a 21% period-over-period growth rate.

From the three months ended October 31, 2013 to the three months ended October 31, 2014, our total revenue grew from $18.9 million to $22.0 million, representing a 17% period-over-period growth rate. From the nine months ended October 31, 2013 to the nine months ended October 31, 2014, our total revenue grew from $54.7 million to $63.0 million, representing a 15% period-over-period growth rate.

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

Total paid seats. We believe total paid seats are a key indicator of our market penetration, growth and future revenue. We define a paid seat as a seat with a subscription or support contract as of the measurement date. Our total paid seats were 240,032 and 197,806 as of October 31, 2014 and 2013, respectively. Our total paid seats were 234,642 as of July 31, 2014. In the case of a contract that allows a customer to provision an unlimited number of seats, total paid seats includes an estimate of the total number of seats to be provisioned during the term of the contract.

Renewal rate.  We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to upsell or expand in our existing customer base. We calculate our renewal rate by comparing the number of paid seats of all of our existing customers at the beginning of a twelve-month period to the number of paid seats for those same customers at the end of such period, taking into account nonrenewals, upgrades and downgrades. We exclude seats sold to new customers. For the twelve months ended October 31, 2014 and 2013, our renewal rate was 116% and 118%, respectively. For the twelve months ended July 31, 2014, our renewal rate was 114%.

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

Professional services revenue.  Professional services revenue consists primarily of fees related to consulting in Agile and Lean software development methodologies and training on our solutions as well as reimbursable expenses. We generally recognize the revenue associated with these professional services on a time-and-materials basis as we deliver the services or provide the training to our customers.

Cost of Revenue

Cost of product revenue.  Cost of product revenue consists primarily of personnel and related costs of our support and operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as software license fees, hosting costs, Internet connectivity and depreciation expenses directly related to delivering our solutions. As we add support personnel and data center capacity in advance of anticipated growth, our cost of product revenue will increase and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected. In February 2013, we purchased Flowdock for approximately $4.4 million. A meaningful portion of the purchase consideration has been allocated to intangible assets that were capitalized and amortized over time to cost of product revenue, thereby increasing our cost of product revenue. Our cost of product revenue is generally expensed as the costs are incurred.

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

Research and development.  Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as allocated overhead. Research and development costs related to the development of our software products are generally expensed as incurred. Development costs that have qualified for capitalization are not significant. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. We currently expect in the near term that our research and development expenses will remain relatively flat in terms of absolute dollars and decrease as a percentage of revenue.

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

Provision for Income Taxes

Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three and nine months ended October 31, 2014 and 2013 is primarily related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an analysis covering the period through April 30, 2013 to determine whether an ownership change had occurred since our inception. The analysis indicated that although an ownership change had occurred, the net operating losses and research and development credits remained available to offset future taxable income, if any. However, in the event we have subsequent changes in ownership the availability of net operating losses and research and development credit carryovers could be limited.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$17,633	$14,888	$51,197	$42,481
Perpetual license	1,040	1,055	3,041	4,419
Total product revenue	18,693	15,943	54,238	46,900
Professional services	3,316	2,936	8,714	7,824
Total revenue	22,009	18,879	62,952	54,724
Cost of revenue:
Product	3,025	1,997	8,261	5,482
Professional services	2,956	2,577	8,680	6,786
Total cost of revenue	5,981	4,574	16,941	12,268
Gross profit	16,028	14,305	46,011	42,456
Operating expenses:
Sales and marketing	11,992	10,832	36,242	28,752
Research and development	6,838	5,167	19,319	15,297
General and administrative	4,389	4,008	14,552	11,644
Total operating expenses	23,219	20,007	70,113	55,693
Loss from operations	(7,191)	(5,702)	(24,102)	(13,237)
Other (expense) income:
Interest and other income	37	42	115	91
Interest expense	—	—	—	(464)
Loss on foreign currency transactions and other gain (loss)	(111)	(87)	(262)	(111)
Loss before provision for income taxes	(7,265)	(5,747)	(24,249)	(13,721)
Provision for income taxes	126	39	530	133
Net loss	$(7,391)	$(5,786)	$(24,779)	$(13,854)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	80%	79%	81%	78
Perpetual license	5	5	5	8
Total product revenue	85	84	86	86
Professional services	15	16	14	14
Total revenue	100	100	100	100
Cost of revenue:
Product	14	10	13	10
Professional services	13	14	14	12
Total cost of revenue	27	24	27	22
Gross profit	73	76	73	78
Operating expenses:
Sales and marketing	55	58	57	53
Research and development	31	27	31	28
General and administrative	20	21	23	21
Total operating expenses	106	106	111	102
Loss from operations	(33)	(30)	(38)	(24)
Other (expense) income:
Interest and other income	—	—		—
Interest expense	—	—		(1)
Loss on foreign currency transactions and other gain (loss)	—	—		—
Loss before provision for income taxes	(33)	(30)	(38)	(25)
Provision for income taxes	1	—	1	—
Net loss	(34)%	(30)%	(39)%	(25)%

Comparison of the Three Months Ended October 31, 2014 and 2013

Revenue

	Three Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Revenue:
Subscription and support	$17,653	$14,888	19%
Perpetual license	1,040	1,055	(1)%
Total product revenue	18,693	15,943	17%
Professional services	3,316	2,936	13%
Total revenue	$22,009	$18,879	17%
Percentage of revenue:
Subscription and support	80%	79%
Perpetual license	5	5
Total product revenue	85	84
Professional services	15	16
Total	100%	100%

Subscription and support revenue increased $2.8 million from the three months ended October 31, 2013 to the three months ended October 31, 2014. Of the total increase in subscription and support revenue, approximately $0.9 million, or 35%, represented revenue from new customers acquired after October 31, 2013, and approximately $1.9 million, or 65%, represented revenue from existing customers at or prior to October 31, 2013. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue remained relatively flat from the three months ended October 31, 2013 to the three months ended October 31, 2014. The timing of sales of perpetual licenses is difficult to predict, and we do not believe comparing our perpetual license revenue on a period to period basis is a meaningful indicator of a trend or future results.

Professional services revenue increased 0.4 million from the three months ended October 31, 2013 to the three months ended October 31, 2014. The increase was driven by higher demand for our services to help companies implement Agile and Lean approaches to software development.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Cost of revenue:
Product	$3,025	$1,997	51%
Professional services	2,956	2,577	15%
Total cost of revenue	$5,981	$4,574
Cost of revenue:
Product	14%	10%
Professional services	13	14
Total cost of revenue	27%	24%
Total gross profit percentage	73%	76%

Cost of product revenue increased $1.0 million from the three months ended October 31, 2013 to the three months ended October 31, 2014. The increase was primarily comprised of a $0.8 million increase in personnel and related expenses and a $0.2 million increase in internet expenses associated with obtaining additional capacity to support our solutions. Our product headcount increased from 34 as of October 31, 2013 to 51 as of October 31, 2014.

Cost of professional services revenue increased $0.4 million from the three months ended October 31, 2013 to the three months ended October 31, 2014.  The increase was primarily due to a $0.3 million increase in personnel and related expenses and a $0.1 million increase in third-party consulting services. Our professional services headcount increased from 30 as of October 31, 2013 to 40 as of October 31, 2014.

Operating Expenses

Sales and Marketing

	Three Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Sales and marketing	$11,992	$10,832	11%
Percentage of total revenue	55%	58%

Sales and marketing expenses increased $1.2 million from the three months ended October 31, 2013 to the three months ended October 31, 2014. The increase was primarily due to an increase of $0.8 million in personnel and related expenses. Our sales and marketing headcount increased from 158 as of October 31, 2013 to 210 as of October 31, 2014. Travel and entertainment expenses increased $0.2 million as a result of our larger sales and marketing teams and an increase in travel to customers. Expenses associated with utilization of software licenses increased $0.2 million.

Research and Development

	Three Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Research and development	$6,838	$5,167	32%
Percentage of total revenue	31%	27%

Research and development expenses increased $1.7 million from the three months ended October 31, 2013 to the three months ended October 31, 2014. The increase was primarily due to an increase of $1.2 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions, an increase of $0.3 million for third-party consulting services and a $0.2 million increase in office space related expenses. Our research and development headcount increased from 121 as of October 31, 2013 to 135 as of October 31, 2014.

General and Administrative

	Three Months Ended October 31,
	2014	2013	% Change
	(in thousands)
General and administrative	$4,389	$4,008	10%
Percentage of total revenue	20%	21%

General and administrative expenses increased $0.4 million from the three months ended October 31, 2013 to the three months ended October 31, 2014. The increase was primarily due to an increase of $0.6 million in personnel and related expenses. Our general and administrative headcount increased from 65 as of October 31, 2013 to 74 as of October 31, 2014. Offsetting the increase in personnel expense, professional fees decreased $0.1 million for legal and accounting related services and third-party consulting services expense decreased $0.1 million as a larger portion of these services are being performed internally.

Other (Expense) Income

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Other (expense) income
Interest and other income	$37	$42
Loss on foreign currency transactions and other gain (loss)	(111)	(87)
Total	$(74)	$(45)

Other (expense) income was relatively unchanged from the three months ended October 31, 2013 to the three months ended October 31, 2014.

Comparison of the Nine Months Ended October 31, 2014 and 2013

Revenue

	Nine Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Revenue:
Subscription and support	$51,197	$42,481	21%
Perpetual license	3,041	4,419	(31)%
Total product revenue	54,238	46,900	16%
Professional services	8,714	7,824	11%
Total revenue	$62,952	$54,724	15%
Percentage of revenue:
Subscription and support	81%	78%
Perpetual license	5	8
Total product revenue	86	86
Professional services	14	14
Total	100%	100%

Subscription and support revenue increased $8.7 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014. Of the total increase in subscription and support revenue, approximately $2.2 million, or 25%, represented revenue from new customers acquired after October 31, 2013, and approximately $6.5 million, or 75%, represented revenue from existing customers at or prior to October 31, 2013. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue decreased $1.4 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014. In the first quarter of fiscal 2014, we announced price increases for perpetual licenses effective August 1, 2013. We believe this announcement resulted in additional purchases of licenses by customers during the nine months ended October 31, 2013 to take advantage of the pricing prior to the increase. The timing of sales of perpetual licenses is difficult to predict, and we do not believe comparing our perpetual license revenue on a period-to-period basis is a meaningful indicator of a trend or future results.

Professional services revenue increased $0.9 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014. The increase was driven by higher demand for our services to help companies implement Agile and Lean approaches to software development.

Cost of Revenue and Gross Profit Percentage

	Nine Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Cost of revenue:
Product	$8,261	$5,482	51%
Professional services	8,680	6,786	28%
Total cost of revenue	$16,941	$12,268
Cost of revenue:
Product	13%	10%
Professional services	14	12
Total cost of revenue	27%	22%
Total gross profit percentage	73%	78%

Cost of product revenue increased $2.8 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014. The increase was primarily comprised of a $1.9 million increase in personnel and related expenses, a $0.2 million increase in depreciation expense as a result of computer equipment and server purchases, a $0.3 million increase in internet expenses associated with obtaining additional capacity to support our solutions and a $0.4 million increase in additional software licenses. Our product headcount increased from 34 as of October 31, 2013 to 51 as of October 31, 2014.

Cost of professional services revenue increased $1.9 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014. The increase was primarily due to an increase of $1.3 million in personnel and related expenses and a $0.2 million increase in expenses associated with courses offered through our Agile University brand to support education on Agile and Lean software development methodologies. Travel and entertainment expenses increased $0.2 million due to additional Agile University courses and customer trainings offered internationally. Rent expense increased $0.1 million as office space in Denver, CO and Raleigh, NC was expanded to accommodate additional Agile University courses. Our professional services headcount increased from 30 as of October 31, 2013 to 40 as of October 31, 2014.

Operating Expenses

Sales and Marketing

	Nine Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Sales and marketing	$36,242	$28,752	26%
Percentage of total revenue	57%	53%

Sales and marketing expenses increased $7.5 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014. The increase was primarily due to an increase of $5.5 million in personnel and related expenses. Our sales and marketing headcount increased from 158 as of October 31, 2013 to 210 as of October 31, 2014. Rent expense increased $0.4 million as a result of an increase in allocated rent expense and an increase associated with expansion of current office spaces. Travel and entertainment expenses increased $0.3 million as a result of our larger sales and marketing teams, an increase in travel to customers, an increased number of marketing events and additional trainings. Expenses associated with utilization of software licenses increased $0.4 million. Sales and marketing events expense increased $0.9 million due to an increase in the number of events and additional expense for our annual RallyON! user conference. Holding our user conference in Washington, D.C. in 2014, as compared to holding it in Boulder, Colorado in 2013, increased our expenses year-over-year.

Research and Development

	Nine Months Ended October 31,
	2014	2013	% Change
	(in thousands)
Research and development	$19,319	$15,297	26%
Percentage of total revenue	31%	28%

Research and development expenses increased $4.0 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014. The increase was primarily due to an increase of $3.3 million in personnel and related expenses and an increase of $0.5 million for third-party consulting services to enhance existing solutions and add new functionality to our solutions. Allocated rent expense increased $0.1 million. Our research and development headcount increased from 121 as of October 31, 2013 to 135 as of October 31, 2014.

General and Administrative

	Nine Months Ended October 31,
	2014	2013	% Change
	(in thousands)
General and administrative	$14,552	$11,644	25%
Percentage of total revenue	23%	21%

General and administrative expenses increased $2.9 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014. The increase was primarily due to an increase of $2.9 million in personnel and related expenses which included a $1.0 million increase in stock-based compensation. Our general and administrative headcount increased from 65 as of October 31, 2013 to 74 as of October 31, 2014. As we continued to increase our overall headcount, expenses associated with utilization of software licenses increased $0.3 million. Our use of third-party consultants for recruiting purposes increased by $0.2 million. Professional fees decreased $0.5 million as a result of an increase in the amount of legal and accounting services being performed internally as well as legal fees associated with an acquisition that closed during the nine months ended October 31, 2013.

Other (Expense) Income

	Nine Months Ended October 31,
	2014	2013
	(in thousands)
Other (expense) income
Interest and other income	$115	$91
Interest expense	—	(464)
Loss on foreign currency transactions and other gain (loss)	(262)	(111)
Total	$(147)	$(484)

Other (expense) income decreased $0.3 million from the nine months ended October 31, 2013 to the nine months ended October 31, 2014 as a result of the automatic conversion of each of our preferred stock warrants into a warrant to purchase shares of common stock in connection with the closing of our IPO. Upon conversion, recording changes in the fair value of the preferred stock warrants as of the balance sheet date as a component of interest expense is no longer necessary.

Liquidity and Capital Resources

	Nine Months Ended October 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(17,985)	$(10,579)
Net cash used in investing activities	(43,670)	(6,121)
Net cash provided by financing activities	1,838	93,926
Net increase (decrease) in cash and cash equivalents	$(59,817)	$77,226

	As of October 31,
	2014	2013
	(in thousands)
Cash, cash equivalents and investments	$70,501	$94,835

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

At October 31, 2014, our cash, cash equivalents and short-term investments of $70.5 million were held for working capital purposes. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts and sales and marketing activities and the introduction of new and enhanced solutions and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Components of Liquidity and Capital Resources

Operating Activities

In the nine months ended October 31, 2014, cash used in operating activities was $18.0 million, which reflects our net loss of $24.8 million, adjusted by non-cash charges of $6.8 million consisting primarily of $4.5 million for stock-based compensation and $2.3 million for depreciation and amortization. Fluctuation in our working capital represent cash outflows of $0.2 million. The favorable fluctuations in our working capital were primarily attributable to a decrease in accounts receivable as a result of the first three quarters of fiscal year 2015 cash collections being greater than our first three quarters of fiscal year 2015 billings. The favorable fluctuations were offset by a decrease in deferred revenue as a result of revenue recognized exceeding billings, an increase in prepaid expenses and other current assets primarily related to software subscriptions, an increase in prepaid insurance in connection with the insurance premium associated with our directors and officers liability insurance and a decrease in accounts payable and accrued liabilities primarily related to fiscal 2014 commission payments. Our days sales outstanding were 61 days at October 31, 2014 compared to 65 days at October 31, 2013. Our days sales outstanding were 75 days at January 31, 2014.

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

A significant portion of our subscription renewals are invoiced in December and January of each year, which under our typical customer payment terms historically have created positive cash flow from operations in the first quarter of each fiscal year, which is, in turn, offset in subsequent quarters, resulting in cash used in operations for the full fiscal year. The first three quarters of fiscal year 2015 reflected cash used in operations, which is a result of the investment we made, primarily in additional headcount, across all departments. Our total headcount as of October 31, 2014 was 510, an increase from 408 as of October 31, 2013. Our ability to generate positive cash flow from operations for a full fiscal year will depend on revenue and the resulting cash receipts increasing at a rate that is faster than our investment in personnel, facilities and our systems.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase computer equipment and software, furniture and fixtures, as well as leasehold improvements, business combinations and purchases of investments. In the future, we expect to continue to invest in capital expenditures to support our expanding operations and seek complimentary, accretive acquisitions.

In the nine months ended October 31, 2014, cash used in investing activities of $43.7 million was attributable to $41.4 million of investment purchases and $2.3 million of capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period.

In the nine months ended October 31, 2013, cash used in investing activities of $6.1 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Flowdock Oy, a company based in Helsinki, Finland.

Financing Activities

Our financing activities consist primarily of proceeds from the sale of common stock in our IPO and follow-on public offering, offset by payments for offering costs and proceeds from the exercises of common stock options and shares purchased pursuant to our ESPP.

In the nine months ended October 31, 2014, cash provided by financing activities of $1.8 million was attributable to $0.5 million of proceeds from common stock option exercises and $1.4 million of proceeds from sales of common stock under the ESPP partially offset by $0.1 million in payroll taxes we paid in lieu of shares issued for stock-based compensation.

In the nine months ended October 31, 2013, cash provided by financing activities of $93.9 million was attributable to $89.8 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, $5.9 million of proceeds from our follow-on public offering, net of underwriting discounts and commissions but before offering expenses and $0.5 million in proceeds from common stock option exercises partially offset by $2.3 million in offering costs.

Contractual Payment Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following summarizes our contractual commitments and obligations as of October 31, 2014:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$49,327	$3,921	$9,359	$8,894	$27,153

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and also have the ability to restrict their access to our system, which generally encourages payment. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. In addition, our investment strategy has been to invest in financial instruments that are highly liquid, readily convertible into cash, of high credit quality and mature within a relatively short period of time. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and investments. During the three months ended October 31, 2014, we began investing in corporate debt securities. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair market value of our investments. We believe the high credit quality of our investments represent minimal risk of loss of principle.

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

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three and nine months ended October 31, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have been in existence since 2001 and have experienced net losses in each year since our inception. We have experienced net losses of $20.1 million for fiscal 2014 and $7.4 million and $24.8 million for the three and nine months ended October 31, 2014, respectively. As of October 31, 2014, we had an accumulated deficit of $120.4 million. We are at an early stage in the development of our business and much of our growth has occurred in recent periods. Our historical rates of revenue growth may not be sustainable. We expect to continue to make expenditures to support and grow our business, including expanding our sales force and research and development teams, expanding our professional services team and investing in our data center infrastructure. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, complications and other difficulties. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability. Our limited operating history may make it difficult for our investors to evaluate our current business and our future prospects.

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

A core component of our growth strategy is international expansion. For fiscal 2014 and for each of the three and nine months ended October 31, 2014, approximately 13% of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland, the Netherlands and Singapore. We also have sales personnel in Canada and Germany. Our international expansion may not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

We primarily sell our solutions through our direct sales force. Growing sales to both new and existing customers is in part dependent on our ability to effectively maintain and expand our sales force. A large portion of our sales force was hired in the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015. Identifying, recruiting and training additional sales personnel requires significant time, expenses and attention. If we are unable to hire, develop and retain sales personnel or if our direct sales personnel are unable to achieve expected sales productivity levels, we may not be able to increase our revenue and grow our business.

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

We increased our number of full-time employees from 360 as of January 31, 2013, to 458 as of January 31, 2014 and to 510 as of October 31, 2014. Our revenue grew from $56.8 million in fiscal 2013 to $74.3 million in fiscal 2014. Our revenue grew from $18.9 million for the three months ended October 31, 2013 to $22.0 million for the three months ended October 31, 2014, and from $54.7 million for the nine months ended October 31, 2013 to $63.0 million for the nine months ended October 31, 2014. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to add and expend additional resources in an effort to further expand our overall business, customer base, headcount and operations both domestically and internationally, but can give no assurance that our business or revenue will continue to grow at historical rates or at all. Creating a global organization and managing a geographically-dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our anticipated growth, our financial results may suffer.

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

Our users expect to be able to access our solutions 24 hours a day, seven days a week, without interruption. We have computing and communications hardware operations located in co-location data centers owned and operated by a third party in Denver, Colorado and in the Seattle, Washington area. We do not control the operation of these data centers and we are therefore vulnerable to any security breaches, power outages or other issues the data centers experience. We have experienced and expect that we will in the future experience interruptions, delays and outages in service and availability from time to time. For example, we experienced an unscheduled partial data center outage for greater than 30 minutes that affected all of our customers three times in fiscal 2013, once in fiscal 2014 and once in October 2014 at our Denver, Colorado data center.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in April 2013 at a price of $14.00 per share, our stock price has ranged from $33.05 to $8.40 through October 31, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

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

As of October 31, 2014, our directors, executive officers, and their respective affiliates beneficially owned or controlled, directly or indirectly and including shares issuable upon the exercise of outstanding options and warrants exercisable within 60 days of October 31, 2014, in the aggregate approximately 8.4% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, and might affect the market price of our common stock.

Because we do not expect to pay any dividends on our common stock for the foreseeable future, returns will be limited to changes in the value of our common stock.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our new credit facility contains terms prohibiting dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated April 11, 2013 filed with the SEC on April 12, 2013 pursuant to Rule 424(b) of the Securities Act. As of October 31, 2014 we have used $28.9 million of the proceeds from our IPO for working capital and other general corporate purposes, including investing in our data center infrastructure and expanding our sales force. As of October 31, 2014, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors. Our management team has significant discretion in the application of the net proceeds from the IPO.

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

10.1

Credit Agreement, dated as of November 5, 2014, by and between Rally Software Development Corp. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on November 7, 2014)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2014 and January 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2014 and October 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 31, 2014 and October 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2014 and October 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on December 9, 2014.

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

10.1

Credit Agreement, dated as of November 5, 2014, by and between Rally Software Development Corp. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on November 7, 2014)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (1)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at October 31, 2014 and January 31, 2014, (ii)  Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2014 and October 31, 2013, (iii)  Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 31, 2014 and October 31, 2013, (iv)  Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2014 and October 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

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