Form 10-K
period 2015-01-31
Rally Software Development Corp
filed 2015-04-07
CIK 1313911

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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

(303) 565-2800
(Registrant's telephone number, including area code)

Securities registered pursuant to the Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $10.17 per share as reported by the New York Stock Exchange on that date, was approximately $240,865,538. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

         The number of shares outstanding of the registrant's common stock as of March 31, 2015 was 25,596,649 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

RALLY SOFTWARE DEVELOPMENT CORP.
FORM 10-K
For the Fiscal Year Ended January 31, 2015

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

        These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

        You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

ITEM 1.    BUSINESS

Company Overview

        Rally delivers software and services that drive agility. Organizations worldwide use our solutions to navigate evolving market demands, improve performance, and accelerate the pace of innovation to deliver value faster. Our enterprise-class cloud-based platform transforms the way organizations manage the software development lifecycle by aligning software development with strategic business objectives, facilitating collaboration, and increasing transparency. By applying Agile and Lean approaches, our consulting and training services help companies innovate, lead, adapt, and deliver. As of January 31, 2015, we had 261,982 paid users and more than 1,100 customers, including more than 35 of the Fortune 100 companies.

        Software continues to rapidly proliferate, enabling product innovation and driving many of today's key technology trends, including cloud computing, mobility, big data and social media. Software has traditionally been developed using manual processes or legacy techniques, such as the "waterfall" method, which are often characterized by rigid and lengthy development cycles and frequently fail to produce software that meets customer needs because market requirements have shifted by the time the software is deployed. Today, these legacy methodologies are being disrupted and replaced by Agile practices that improve time-to-market, reduce development costs and produce higher quality software that better meets customer expectations.

        Agile is a software development methodology characterized by short, iterative and highly-adaptable development cycles and is sometimes described as a translation of Lean manufacturing principles to the software development domain. Lean is characterized by the elimination of waste in operations. Lean principles drive process improvements that increase velocity and minimize the time it takes from identifying a customer need to satisfying that need. Since its introduction in 2001, organizations have increasingly adopted Agile. We are a pioneer in management solutions for iterative and highly-adaptable modern software development methodologies. We provide a common platform on which organizations can collaborate across globally-distributed software development teams, solicit ideas and feedback from customers, and gain transparency into Agile software development projects. Our solutions automate and optimize activities such as project planning and scheduling, resource allocation, quality management and reporting on progress and cost, enabling users to manage the entire Agile software development lifecycle. Our cloud-based platform of management solutions is designed to address the application lifecycle market, which we define as comprising the software configuration management, IT project and portfolio management, and automated software quality markets. While the application lifecycle market today is largely served by legacy offerings, we believe that as enterprises increase their use of Agile techniques for new software development projects Agile software offerings will continue to see increased market adoption.

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

        From fiscal 2014 to fiscal 2015, our subscription and support revenue grew from $57.9 million to $69.4 million, representing a 20% year-over-year growth rate. From fiscal 2013 to fiscal 2014, our subscription and support revenue grew from $43.8 million to $57.9 million, representing a 32% year-over-year growth rate. We primarily sell our solutions through one-year subscriptions. For the fiscal years ended January 31, 2015, 2014 and 2013, our renewal rate among existing customers was 113%, 116% and 127%, respectively, taking into account paid seat nonrenewals, upgrades and downgrades. From fiscal 2014 to fiscal 2015, our professional services revenue increased from $10.6 million to $12.7 million, representing a 20% year-over-year growth rate. From fiscal 2013 to fiscal 2014, our professional services revenue increased from $7.2 million to $10.6 million, representing a 46% year-over-year growth rate.

        From fiscal 2014 to fiscal 2015, our total revenue grew from $74.3 million to $87.5 million, representing an 18% year-over-year growth rate. From fiscal 2013 to fiscal 2014, our total revenue grew from $56.8 million to $74.3 million, representing a 31% year-over-year growth rate. We recorded net losses of $33.8 million, $20.1 million and $10.8 million in fiscal 2015, 2014 and 2013, respectively.

Our Solutions

        Our cloud-based platform is designed to facilitate adoption of Agile practices by enabling organizations to manage the shorter, faster cycles that characterize Agile software development processes. We deliver software and services that drive agility. Organizations worldwide use our solutions to navigate evolving market demands, improve performance, and accelerate the pace of innovation to deliver value faster. We believe our solutions benefit customers in the following ways:

  •
  Accelerate the pace of innovation and improve software quality.  Our solutions improve and enhance many aspects of the software development process by removing bottlenecks that waste time and put a drag on cycle time, reducing an organization's speed to market. Organizations use our platform to optimize their software development activities and manage the greater frequency of software features and functions that are produced by using Agile techniques. Our platform also helps organizations identify errors earlier in the software development lifecycle and enables their prompt remediation, leading to higher-quality code and fewer process delays.

  •
  Provide greater transparency.  Users of our platform gain transparency into the Agile software development process across development teams, functional lines and business units. Our solutions provide real-time visibility into a project's progress and costs, work streams, resource allocation, capacity and other aspects of the software development process. Our platform collects data from disparate sources and integrates it into a single repository, enabling a holistic view of the Agile software development lifecycle. We also offer analytics and reporting capabilities that transform this data into actionable intelligence, enabling users to make better business decisions. The transparency into development, coupled with the Agile development process, offered by our platform enables customers to adapt to market change, shifts in customer needs and competitive dynamics.

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

  •
  Easy and cost-effective to try, use and adopt.  Customers can easily access our cloud-based solutions with an Internet browser and begin using our platform in minutes. The cloud-based version of our platform is a cost-effective approach to adopt Agile compared to on-premise offerings as it avoids large up-front software expenditures and does not require significant infrastructure or IT support. In addition, we provide educational resources to help users learn and apply Agile practices. Organizations can also try a free version of our platform and purchase our solutions incrementally, starting with an initial team and adding seats and services as they expand their Agile adoption.

  •
  Configurable and extensible.  Our platform enables customers to easily configure our solutions to meet their unique and evolving needs. Our configuration functionality provides customers the ability to change the appearance and operation of the user interface and dashboards to meet the specific requirements of users, development teams, projects, departments and business leaders. In turn, custom coding projects are generally not required. We also offer pre-built applications, which we refer to as Apps, that extend our platform with added functionality. Customers can also develop custom Apps using our platform to meet their specific needs. This allows our customers to adapt our platform to their changing software management requirements while preserving their existing IT investments.

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

  •
  Large, diverse base of enterprise customers.  As of January 31, 2015, we had more than 1,100 customers, including more than 35 of the Fortune 100 companies. Our customer base is highly diverse and includes enterprises across many major industries around the world. We believe many of our enterprise customers view us as a key strategic solutions provider and we achieve high customer satisfaction. We believe this allowed us to maintain a renewal rate among existing customers of 113%, 116% and 127%, for fiscal 2015, 2014 and 2013, respectively, taking into account paid seat nonrenewals, upgrades and downgrades, and also to expand our footprint within enterprises and support the ongoing adoption of Agile software development. In addition, this provides us with a highly referenceable customer base, that we leverage to acquire new customers.

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

  •
  Large direct sales organization with global reach.  Our global sales organization is focused on adding new customers and expanding relationships with existing customers. We believe our team is the world's largest sales organization selling cloud-based solutions for the management of Agile software development. To enhance effectiveness and focus, our sales organization is segmented by size of customer and geography. Our sales teams focus on specific market segments, including enterprises and specific geographies. In addition, our sales teams partner with our solutions architects who are product specialists and provide technical and process expertise to facilitate the sales process.

  •
  Corporate culture committed to collaboration and performance.  We regard our culture as a key differentiator and performance driver. We believe our highly-collaborative culture gives us a competitive advantage in recruiting and retaining talent, driving innovation, enhancing productivity and improving customer satisfaction. Our management team is committed to maintaining and improving our culture even as we grow rapidly. Cited as a company that drives constant innovation and the ability to operate with agility to stay ahead of a quickly evolving marketplace, Rally was ranked No 232 in 2014, and No. 182 in 2013 on Deloitte's Technology Fast 500™, a ranking of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America. Additionally, as a testament to our focus on culture, we were ranked No. 8 on the Great Places to Work 2012 "Best Medium Workplaces" list published by Fortune Magazine and No. 24 on Outside magazine's 2013 "Best Places to Work" list. In 2012, 2013 and 2014, we earned the B Corp's "Best for Worker Impact" designation for businesses with 50 employees or more with an overall score in the top 10 percent of all Certified B Corporations for the company's positive relationship with its workforce, compensation, benefits, training programs, ownership, management/worker communication, job flexibility, corporate culture, and health and safety.

Our Growth Strategy

        Our objective is to be the world's leading provider of Agile management solutions. The key elements to our growth strategy include:

  •
  Increase sales to existing customers.  We employ a land-and-expand go-to-market strategy where we initially seek to land a new customer by helping establish Agile practices within an initial team, project or business unit. After demonstrating the value of our solutions to those first adopters, we work to expand the use of our solutions and sell additional subscriptions across the organization. For example, our top 15 customers as of January 31, 2015 increased the aggregate number of seats they purchased from us by 58% relative to the prior fiscal year. As of January 31, 2015, we had over 1,100 customers in a wide variety of industries and we believe a significant opportunity exists to sell them additional subscriptions and solutions.

  •
  Acquire new customers.  We believe the market for Agile management solutions is large, growing and underpenetrated. We are recognized as a leader in Agile management solutions and we believe this market position and our brand helps support our new customer acquisition efforts. We offer several editions of our platform to encourage the trial and usage of our solutions and will continue to invest in other demand-generating activities, such as online marketing campaigns. We also plan to increase our global sales force and expand our partner ecosystem to accelerate new customer acquisition. Additionally, we intend to further utilize transactional sales channels to enable customer add-ons and upgrades with a reduced cost of sale.

  •
  Continue to innovate.  We utilize Agile software development practices to rapidly innovate and regularly deliver new solutions to the market allowing us to be responsive to customer needs. Our cloud-based platform enables us to quickly and efficiently deliver new solutions, updates and upgrades to our customers. We will continue to invest in research and development to further extend and enhance the functionality of our Agile management solutions. We will also continue to develop close working relationships with our customers and collect real-time feedback, which we believe allows us to better meet their specific and rapidly changing needs.

  •
  Increase market awareness and drive adoption of Agile practices and our solutions.  We offer a free version of our platform, for up to 10 users, which allows customers to evaluate the benefits of our solutions. We also provide Agile resources, such as analyst reports, webinars, blogs and videos that educate potential customers on Agile practices. In addition, we host our annual RallyON user conference and sponsor other regional and industry events. We believe these initiatives promote awareness of Agile practices, increase our potential customer base and encourage adoption of our solutions

  •
  Expand our international presence.  For fiscal 2015, 2014 and 2013, approximately 13%, 14% and 13%, respectively, of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland, the Netherlands and Singapore. We also have sales personnel in Canada. We believe there is a significant opportunity to increase our revenue abroad, particularly in Europe and emerging markets in Asia.

  •
  Pursue selective strategic acquisitions.  We intend to opportunistically pursue acquisitions of complementary businesses, technologies and capabilities that expand the functionality of our solutions, provide access to new customers and markets, and support our Agile leadership.

Solutions and Services

Our Agile Management Solutions

        We offer Agile management solutions that our customers use for planning, collaborating, tracking and reporting on the creation of new products and applications. Our solutions support the full software development lifecycle with key capabilities that include Idea Management, Agile Portfolio Management, Time and Cost Management, Agile Project Management, Requirements Management and Quality Management.

        These capabilities operate on our programmable and extensible platform that incorporates analytics and reporting, security and administration, customizations and integrations. Our platform is built using a proprietary code base and with a multi-tenant architecture that we host in third-party data centers.

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

        Flowdock Enterprise.    The Flowdock enterprise-class application for desktop, mobile and web enables real-time collaboration across disparate tools, teams and time zones. Group chat integrates a team's workflow in one place enabling the team to have a seamless way to share and status work. The team inbox aggregates and displays e-mails and messages from project management, customer support, source control and other tools in a single place, helping teams and individuals streamline work and gain efficiency.

Platform Capabilities

        Analytics and Reporting.    Our platform employs a proprietary analytics and reporting engine, which is referred to as Insights in our Unlimited Edition offering. In addition to over 25 pre-built standard reports, our platform includes a custom reporting engine that allows customers to create reports to meet their unique needs. Our platform also includes dashboard technology to present personalized content and then share that content for consistent use across a team or organization.

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

  •
  Customization via Apps.  Apps customize and extend our platform's capabilities. Customers can select from our online catalog of over 100 Apps pre-built by us and our customers, or choose to author their own custom App. We also provide customization services that produce Apps for specific customer needs. Examples of Apps that are available in our catalog include:

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

  •
  Packaged and Custom Integrations.  There are over 60 integrations available for our platform. We have over 20 pre-built integrations with complementary products that synchronize their data with our platform. Additionally, there are over 40 integrations that third parties have created with our platform that they offer to their customers. We also integrate with popular open-source development tools, including Subversion, Jenkins and Eclipse, as well as commercial products, including Microsoft Excel, Microsoft Visual Studio and HP QualityCenter.

Editions

        We currently offer three editions of our Agile management solution. Each edition is built on the same software code base.

        Rally Community Edition is designed for an individual team that operates independently, even if it is part of a larger organization. Community Edition includes Agile Project Management, Requirements Management and basic Quality Management capabilities and is available for free for 10 users.

        Rally Enterprise Edition is targeted at medium to large organizations focused on coordinating projects across multiple teams. Enterprise Edition includes Agile Project Management, Requirements Management and basic Quality Management capabilities. Enterprise Edition supports unlimited users and projects.

        Rally Unlimited Edition is built for large organizations and offers our full set of capabilities for managing the entire software lifecycle, including Idea Management, Agile Portfolio Management, Time and Cost Management, Agile Project Management, Requirements Management, Quality Management, Insights Analytics and Flowdock Enterprise. Unlimited Edition supports unlimited users and projects.

        The following table illustrates the capabilities included in each of our editions:

Capability	Community Edition	Enterprise Edition	Unlimited Edition
Agile Project Management	✓	✓	✓
Requirements Management	✓	✓	✓
Quality Management	Basic	Basic	✓
Idea Management			✓
Agile Portfolio Management			✓
Insights Analytics			✓
Time and Cost Management			✓
Flowdock Enterprise			✓
Number of Projects	5	Unlimited	Unlimited
Number of Users	10	Unlimited	Unlimited

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

        Our professional services include:

  •
  Transformation Consulting.  Our transformation consultants assess a customer's readiness to embrace Agile, co-create a plan for change, and mentor the leadership team through a challenging and rewarding process. Our consultants guide the transition to Agile, helping build organizational agility as advisors at the Team, Program, and Portfolio levels.

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

  •
  Technical Services.  Our technical services combine workshops and training to help organizations incorporate our platform into their development process. These services include process training and product customization to help organizations take advantage of the full breadth of capabilities our platform offers.

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

  •
  Rally Success Program.  On a subscription basis, we offer ongoing guidance, assistance and support in accelerating and maturing the adoption of Agile practices and our platform in a way that is scaleable and sustainable. This subscription provides consistent engagement with Agile and our expertise, as well as enhanced support service levels.

Customers

        Our customers operate in a wide variety of industries including the manufacturing, communications, energy, financial services, healthcare, insurance, public, retail, technology and transportation sectors. As of January 31, 2015, we had over 1,100 customers.

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

        We sell our solutions and professional services primarily through our direct sales force. As of January 31, 2015, we had 207 employees in sales and marketing worldwide.

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

Technology

        Our cloud-based solutions utilize a multi-tenant architecture and our customers access our solutions through the Internet using a standard web browser. Our solutions use a proprietary code base and are designed to be secure and easily scalable. All of our hosted customers run on the current version of our platform.

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

Operations

        Our operations team monitors our production system 24 hours a day, seven days a week. We serve our customers from two secure, third-party, American National Standards Institute Tier 3 data center facilities, one located in Denver, Colorado and the other located in the Seattle, Washington area. These facilities provide 24 hours a day, seven days a week manned security, biometric access controls, systems security, redundant power and environmental controls. We believe that these two data centers have sufficient capacity to meet our anticipated growth for the foreseeable future. Our agreements with the data center provider have a three-year term, expiring in October 2015. We received SOC 2 attestation reports for both facilities for the twelve-month period ended June 30, 2014.

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

        We also operate certain non-core aspects of our solutions through a cloud-based computing service. Our agreements with the provider of this service allow either of us to cancel the agreements for convenience upon 30 days notice; however early termination penalties may apply. We received a SOC 3 report for our cloud-based computing service for the twelve-month period ended March 31, 2014.

        Our cloud-based infrastructure is designed to provide our customers with high performance and availability with 99.9% uptime, excluding planned downtime.

Research and Development

        We work closely with our customers to continuously develop new functionality while enhancing and maintaining our existing solutions. We utilize Agile software development techniques, in combination with a cloud-based delivery model, which allows us to deliver enhanced software features across our customer base on a frequent basis.

        Our research and development organization is located primarily in our Boulder, Colorado headquarters. We also employ research and development staff in our Denver, Colorado; Raleigh, North Carolina and Helsinki, Finland area offices. Our research and development expenses were $25.8 million, $20.8 million and $15.1 million for fiscal 2015, 2014 and 2013, respectively. For fiscal 2016 and beyond, we expect that our research and development expenses will increase as we invest to further extend and enhance the functionality of our Agile management solutions.

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

Intellectual Property and Proprietary Rights

        We primarily rely on a combination of copyright, trade secret, trademark and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and proprietary rights. We have registered some of our trademarks, including RALLY and our Rally Software logo, in the United States and certain other jurisdictions. In addition, as of January 31, 2015, we owned two issued U.S. patents and one pending application for a U.S. patent.

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

Employees

        As of January 31, 2015, we had 513 employees, including 207 in sales and marketing and 147 in research and development. Our employees in Finland are covered by a collective bargaining agreement. None of our other employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

Geographic Revenue

        See Note 13 of our consolidated financial statements.

Corporate Information

        We were incorporated under the laws of the State of Delaware in July 2001 under the name F4 Technologies, Inc. and changed our name to Rally Software Development Corp. in April 2004. Our principal executive offices are located at 3333 Walnut Street, Boulder, Colorado. Our telephone number is (303) 565- 2800. Our internet website address is www.rallydev.com. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

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

Risks Related to Our Business and Our Industry

We have a history of losses and may be unable to achieve or sustain profitability.

        We have been in existence since 2001 and have experienced net losses in each year since our inception. We have experienced net losses of $33.8 million, $20.1 million and $10.8 million for fiscal

2015, 2014 and 2013, respectively. As of January 31, 2015 and 2014, we had an accumulated deficit of $129.4 million and $95.7million, respectively. We are at an early stage in the development of our business and much of our growth has occurred in recent periods. Our historical rates of revenue growth may not be sustainable. We expect to continue to make expenditures to support and grow our business, including expanding our professional services team, sales force, and research and development teams and investing in our data center infrastructure. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, complications and other difficulties. We may not be able to achieve or sustain profitability. Our limited operating history may make it difficult for our investors to evaluate our current business and our future prospects.

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

Our gross profit attributable to professional services may decrease.

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

In order to sell and deliver our professional services to our customers, we rely on our ability to attract and retain highly skilled personnel that are providers of professional services as well as various third-party consulting firms and individuals.

        We depend on our ability to attract, train and retain personnel that are quality providers of professional services. Demand for experienced providers of professional services in our industry is high and we often face competition for talent. We depend on identifying, developing and retaining employees that are providers of professional services in order to provide high quality services to our customers and to enable our customers in their Agile adoption. We also rely on various third party consulting firms and individuals to assist us in the delivery of professional services to our customers.

We depend on our current relationships with these third parties, as well as our ability to develop new relationships with third-party service providers. If these firms or individual independent contractors fail to deliver these services to our customers in an effective and timely manner, we may suffer reputational harm and our results of operations may be adversely impacted. If we are unable to retain our existing providers of professional services (either employees or third parties) or effectively attract and train new ones, our ability to perform professional services that we have sold to our customers may be adversely impacted, our customers may not be able to adopt Agile methodology quickly or effectively, and our business may be harmed.

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

        For fiscal 2015, 2014 and 2013, approximately 13%, 14% and 13%, respectively, of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland, the Netherlands and Singapore. We also have sales personnel in Canada. Our international expansion may not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

  •
  difficulties in managing systems integrators, technology collaborators, resellers and channel partners;

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

        There are many factors that may lead to downward pressure on our prices, including competitors introducing lower-cost offerings, additional competitors entering the market, the use by potential or existing customers of alternative open source or other no or low cost offerings and larger competitors bundling competing offerings with additional products and services. In addition, we offer volume price discounts based on the number of seats purchased. As a result of these factors, we may be forced to reduce the prices we charge for our solutions, unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms as we have historically been able to. If we experience downward pressure on pricing, our revenue, gross profit and operating results could be harmed.

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

        We increased our number of full-time employees from 360 as of January 31, 2013 to 458 as of January 31, 2014 and to 513 as of January 31, 2015. Our revenue grew from $56.8 million in fiscal 2013 to $74.3 million in fiscal 2014 and to $87.5 million in fiscal 2015. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to add and expend additional resources in an effort to further expand our overall business, customer base, headcount and operations both domestically and internationally, but can give no assurance that our business or revenue will continue to grow at historical rates or at all. Creating a global organization and managing a geographically-dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our anticipated growth, our financial results may suffer.

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

        Our business depends on the overall demand for IT and enterprise software spend and on the economic health of our current and prospective customers. In general, worldwide economic conditions remain unstable, and these conditions may make it difficult for us, and our existing customers and prospective customers, to forecast and plan future business activities accurately, and could cause our customers or prospective customers to reevaluate their decision to purchase our solutions. Weak global economic conditions, or a reduction in IT or enterprise software spending even if economic conditions improve, could harm our business in a number of ways, including longer sales cycles and lower prices for our solutions.

We face security risks, including but not limited to, security breaches, cyber-attacks, unauthorized use or disclosure of customer data, denial of service attacks and loss or corruption of customer data. If any of these risks occur, we may be subject to damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other significant liabilities.

        Our cloud-based platform involves the storage and transmission of our customers' confidential and potentially proprietary and sensitive information. We do not control or monitor the information that customers input into our platform, we are unaware of the type, sensitivity and value of such customer information and we do not vary our solutions and security measures due to the content of customer data. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Security risks, including but not limited to, security breaches, cyber-attacks, unauthorized use or disclosure of customer data, denial of service attacks and loss or corruption of customer data could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liability. Additionally, unauthorized persons may obtain access to our own sensitive, proprietary or confidential information or systems, including our intellectual property and other confidential business information and our information technology systems. Such access could be used to compromise our competitive position, our ability to deliver our solutions or our ability to manage and operate our business. The security measures protecting our customers' and our own information and systems could be breached as a result of third-party action, employee error, malfeasance or otherwise. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security or our third-party data centers occurs as a result of third-party action, employee error, malfeasance or otherwise, the market perception of the effectiveness of our security measures could be harmed and our reputation damaged, we could lose potential sales and existing customers, including through early termination of our contracts, our ability to operate our business may be impaired, our business may suffer and we may incur significant liabilities, including as a result of litigation or regulation investigations. Further, we may not have sufficient insurance to compensate us for the potentially significant losses that may result from security breaches.

Our business is substantially dependent upon the continued adoption of cloud-based software solutions.

        We derive, and expect to continue to derive, a large portion of our revenue from the sale of subscriptions for our cloud-based platform. We do not know whether the trend of adoption of enterprise cloud-based software solutions we have experienced in the past will continue in the future. Many organizations have invested substantial personnel and financial resources to integrate on-premise software tools into their businesses, and some have been reluctant or unwilling to migrate to cloud-based software solutions. Furthermore, some organizations, including enterprises upon which we are dependent, have been reluctant or unwilling to use cloud-based solutions because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if we or other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based software solutions as a whole, including for our solutions, may be negatively impacted. If the adoption of cloud-based software solutions does not continue at the rate we anticipate, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

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

Any disruption of service at the data centers or the cloud-based computing service that house our equipment and deliver our solutions could harm our business.

        Our users expect to be able to access our solutions 24 hours a day, seven days a week, without interruption. We have computing and communications hardware operations located in co-location data centers owned and operated by a third party in Denver, Colorado and in the Seattle, Washington area. We also operate certain non-core aspects of our solutions through a cloud-based computing service. We do not control the operation of these data centers or the cloud-based computing service and we are therefore vulnerable to any security breaches, power outages or other issues the data centers or the cloud-based computing service experience. We have experienced and expect that we will in the future experience interruptions, delays and outages in service and availability from time to time. For example, we experienced an unscheduled partial data center outage for greater than 30 minutes that affected all of our customers once in fiscal 2014 and once in fiscal 2015 at our Denver, Colorado data center.

        The owner of our data centers and the owner of our cloud-based computing service have no obligation to renew their respective agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to move to new data centers or to a new provider of cloud-based computing services, and we may incur significant costs and possible service interruption in connection with doing so.

        Our data centers and our cloud-based computing service may be vulnerable to damage or interruption from human error, malicious acts, cyber-attacks, earthquakes, hurricanes, tornadoes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. One of our data centers is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of this facility. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the data centers or shutdown the cloud-based computing service without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our solutions.

        Any changes in third-party service levels at our data centers or our cloud-based computing service or any errors, defects, disruptions or other performance problems with our solutions could harm our reputation and may damage our customers' businesses. Interruptions in availability of our solutions might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or decide not to renew their subscriptions with us.

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

  •
  the length of our sales cycles;

  •
  our ability to sell and deliver professional services;

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

Fluctuations in the exchange rate of the U.S. dollar and foreign currencies could hurt our international sales and result in currency transaction losses.

        We generally do not invoice customers in foreign currency but may decide to expand our foreign currency billing in the future. A strong U.S. dollar will make our products and services more expensive internationally and may hurt our international sales. We also incur a portion of our operating expenses in Euros, British pounds sterling, Australian dollars, Canadian dollars and Singaporean dollars. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

        Section 404(a) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. In addition, beginning with our first Annual Report on Form 10-K following the date we are no longer an "emerging growth company," as defined in the JOBS Act, we will be required to obtain from our independent registered public accounting firm an attestation report on the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an "emerging growth company" for up to five years following our IPO, although, we would cease to be an "emerging growth company" upon the earliest of (i) the first fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a "large accelerated filer" as defined in the Exchange Act.

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

        As a newly public company, we expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and other legislation and rules implemented by the SEC, and the New York Stock Exchange impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance requirements. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, despite reform made possible by the JOBS Act, compliance with these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or committees, or as executive officers.

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

        The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in April 2013 at a price of $14.00 per share, our stock price has ranged from $33.05 to $8.24 through January 31, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, factors affecting the market price of our common stock include:

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

        We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire complementary businesses or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, reducing our product-development efforts or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities could have rights, preferences, and privileges senior to those of the holders of our common stock. The terms of these securities could impose restrictions on our operations.

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

        We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our current credit facility contains, and any credit facility we enter into in the future may contain, terms prohibiting dividends that may be declared or paid on our common stock without the lenders' prior written consent. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our principal offices are located in Boulder, Colorado. In June 2013, we entered into an amended and restated office lease that provides for the construction of a new 89,000 square foot office building adjacent to our existing approximately 65,000 square foot corporate headquarters. The occupancy date for the new building is anticipated to occur in June 2015. The lease term for both the new building and our existing corporate headquarters is currently expected to expire in June 2025. We currently expect to sublease the 89,000 square foot addition of office space.

        We occupy additional leased facilities of approximately 22,000 square feet of office space in Denver, Colorado and 10,000 square feet of office space in Raleigh, North Carolina. We also occupy additional leased facilities of less than 6,000 square feet of office space in London, England; Melbourne, Australia; Sydney, Australia; Helsinki, Finland; Singapore; and Amsterdam, the Netherlands.

        We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations. See Note 17 to the consolidated financial statements for more information about our lease commitments.

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

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock has traded on The New York Stock Exchange under the symbol "RALY" since April 12, 2013. Prior to that date, there was no public trading market for our common stock. Our initial public offering (IPO) was priced at $14.00 per share on April 11, 2013. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The New York Stock Exchange:

	High	Low
Fiscal year ended January 31, 2015
First Quarter	$24.00	$11.58
Second Quarter	$14.98	$8.40
Third Quarter	$13.25	$9.04
Fourth Quarter	$12.65	$8.24
Fiscal year ended January 31, 2014
First Quarter (from April 12, 2013)	$18.50	$16.80
Second Quarter	$28.35	$17.25
Third Quarter	$33.05	$24.66
Fourth Quarter	$27.15	$15.46

Holders of our Common Shares

        As of March 31, 2015, we had 98 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our operating results, capital requirements and overall financial condition and any other factors deemed relevant by our Board of Directors. In addition, pursuant to our revolving line of credit with Wells Fargo Bank, National Association, the payment of dividends is prohibited without the bank's prior written consent.

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

        There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated April 11, 2013 filed with the SEC on April 12, 2013 pursuant to Rule 424(b) of the Securities Act. As of January 31, 2015, we have used $34.1 million of the proceeds from our IPO for working capital and other general corporate purposes, including investing in our data center infrastructure, research and development and expanding our sales force. As of January 31, 2015, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors. Our management team has significant discretion in the application of the net proceeds from the IPO.

Purchases of Equity Securities by Issuer and Affiliated Parties

        None

Stock Performance Graph

        The following shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for the period beginning on April 12, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2015, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard &Poor Systems Software Index assume reinvestment of dividends.

        The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	4/12/2013	4/30/2013	7/31/2013	10/31/2013	1/31/2014	4/30/2014	7/31/2014	10/31/2014	1/31/2015
Rally Software Development Corp.	100.00	101.80	158.28	150.65	119.60	73.44	57.10	57.38	66.42
NYSE Composite	100.00	100.96	104.03	108.94	108.48	115.66	116.74	118.03	114.68
S&P Systems Software	100.00	107.85	105.81	113.08	121.87	130.04	136.24	143.04	131.76

ITEM 6.    Selected Financial Data

        The following selected consolidated financial data should be read together with our audited consolidated financial statements and related notes and the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

        We derived the consolidated statements of operations data for the years ended January 31, 2015, 2014, and 2013, and the consolidated balance sheet data as of January 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended January 31, 2012 and 2011 and the consolidated balance sheet data as of January 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$69,424	$57,852	$43,794	$31,124	$19,902
Perpetual license	5,404	5,914	5,815	3,546	4,260

Total product revenue	74,828	63,766	49,609	34,670	24,162
Professional services	12,675	10,563	7,237	6,655	5,548

Total revenue	87,503	74,329	56,846	41,325	29,710

Cost of revenue(1):
Product	11,455	7,567	5,242	4,096	3,033
Professional services	12,108	9,105	7,005	5,679	4,846

Total cost of revenue	23,563	16,672	12,247	9,775	7,879

Gross profit	63,940	57,657	44,599	31,550	21,831

Operating expenses(1):
Sales and marketing	51,440	39,628	29,445	23,552	18,526
Research and development	25,797	20,812	15,121	11,074	7,979
General and administrative	19,737	16,708	10,810	8,170	5,074
Sublease termination income(2)	—	—	(839)	—	—

Total operating expenses	96,974	77,148	54,537	42,796	31,579

Loss from operations	(33,034)	(19,491)	(9,938)	(11,246)	(9,748)
Interest and other income (expense),net	(38)	(467)	(714)	(346)	(191)

Loss before provision for income taxes	(33,072)	(19,958)	(10,652)	(11,592)	(9,939)
Provision for income taxes	692	173	128	—	—

Net loss	(33,764)	(20,131)	(10,780)	(11,592)	(9,939)
Preferred stock accretion	—	—	—	(22)	(81)
Preferred stock deemed dividend(3)	—	—	—	(762)	—

Net loss attributable to common stockholders	$(33,764)	$(20,131)	$(10,780)	$(12,376)	$(10,020)

Net loss per common share, basic and diluted(4)	$(1.35)	$(1.01)	$(5.13)	$(6.62)	$(6.94)

Weighted-average common shares outstanding, basic and diluted(4)	25,093,337	19,840,685	2,100,790	1,868,771	1,443,551
Key Metrics (unaudited):
Total paid seats(5)	261,982	214,047	168,562	116,714	79,375
Renewal rate(6)	113%	116%	127%	129%	132%

(1)
Includes stock-based compensation as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of product revenue	$379	$250	$16	$10	$6
Cost of professional services revenue	490	181	27	17	9
Sales and marketing	1,834	1,316	198	124	57
Research and development	1,397	1,239	193	93	56
General and administrative	2,273	1,465	523	324	65

	$6,373	$4,451	$957	$568	$193

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

(4)
See Note 15 of our consolidated financial statements for a discussion and reconciliation of historical net loss attributable to common stockholders and weighted-average common shares outstanding for historical basic and diluted net loss per share calculations.

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

	As of January 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,175	$88,891	$17,609	$19,452	$4,566
Short-term investments	51,410	—	—	—	—
Working capital, excluding current deferred revenue	85,446	105,030	30,393	28,052	13,360
Total assets	109,872	129,083	41,855	35,472	20,458
Deferred revenue, current and long-term	44,675	40,785	38,190	25,109	18,338
Capital lease obligations, current and long-term	—	—	—	31	132
Preferred stock warrant liability	—	—	1,604	925	591
Convertible preferred stock	—	—	68,410	68,410	49,131
Total stockholders' equity (deficit)	53,671	78,374	(73,022)	(63,671)	(52,133)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains information with respect to our plans and strategy as well as forward-looking statements based upon current expectations that involve risks and uncertainties. Forward-looking statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or negative or plural of these words or similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Throughout this management's discussion and analysis of financial condition and results of operations we may from time to time refer to fiscal years and the reference relates to the fiscal year end; for example, fiscal 2015 would represent the fiscal year that ended on January 31, 2015.

Overview

        We deliver software and services that drive agility. Organizations worldwide use our solutions to navigate evolving market demands, improve performance, and accelerate the pace of innovation to deliver value faster. Our enterprise-class cloud-based platform transforms the way organizations manage the software development lifecycle by aligning software development with strategic business objectives, facilitating collaboration, and increasing transparency. By applying Agile and Lean approaches, our consulting and training services help companies innovate, lead, adapt, and deliver.

        We employ a land-and-expand go-to-market strategy, which is designed to encourage adoption of our solutions by helping establish Agile practices within an initial team, project or business unit. After demonstrating the value of our solutions to those first adopters, we work to expand the use of our solutions and sell additional subscriptions across the organization by targeting other development teams, departments and business units. We believe that our enterprise-level customers are underpenetrated and represent a significant growth opportunity for us to increase our seat count. Our growth has also been driven by selling to new enterprise customers, as Agile software development practices continue to be adopted. While part of our growth strategy is to promote adoption of Agile practices through the use of our free Community Edition, to date the conversion of customers of our free edition to one of our paid editions has not had a material impact on our revenue. We sell our solutions primarily through our direct sales force, both domestically and internationally.

        Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the fiscal years ended January 31, 2015, 2014 and 2013, subscription and support revenue accounted for 80%, 78% and 77% of total revenue, respectively. Our subscription contracts are typically sold on a per-seat basis with a one-year term paid upfront and provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. However, we have from time to time, and may in the future, enter into multi-year contracts in which the fees are paid upfront and the customer is entitled to an unlimited number of seats. These contracts may lead to significant fluctuations in cash flow from operations and will positively impact cash flow from operations in the period in which the cash is received. To a lesser extent, we sell perpetual licenses, which are also paid upfront and include support agreements, which are one year in duration and entitle the customer to support and upgrades. For the fiscal years ended January 31, 2015, 2014 and 2013, perpetual license revenue accounted for

6%, 8% and 10% of total revenue, respectively. We also offer professional services, which include training on Agile software development methodologies and the use of our solutions. For the fiscal years ended January 31, 2015, 2014 and 2013, professional services accounted for 14%, 14% and 13% of total revenue, respectively.

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

        Total paid seats.    We believe total paid seats are a key indicator of our market penetration, growth and future revenue. We define a paid seat as a seat with a subscription or support contract as of the measurement date. Our total paid seats were 261,982, 214,047 and 168,562 as of January 31, 2015, 2014 and 2013, respectively. In the case of a contract that allows a customer to provision an unlimited number of seats, total paid seats includes an estimate of the total number of seats to be provisioned during the term of the contract.

        Renewal rate.    We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to upsell or expand in our existing customer base. We calculate our renewal rate by comparing the number of paid seats of all of our existing customers at the beginning of a twelve-month period to the number of paid seats for those same customers at the end of such period, taking into account nonrenewals, upgrades and downgrades. We exclude seats sold to new customers. For the fiscal years ended January 31, 2015, 2014 and 2013, our renewal rate was 113%, 116% and 127%, respectively.

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

        Professional services revenue.    Professional services revenue consists primarily of fees related to consulting in Agile software development methodologies and training on our solutions as well as reimbursable expenses. We generally recognize the revenue associated with these professional services on a time-and-materials basis as we deliver the services or provide the training to our customers.

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

        Sales and marketing.    Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities, in addition to allocated overhead. We expense sales commissions when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. We expect that sales and marketing expenses will continue to increase in absolute dollars. Overall, we expect sales and marketing expenses will decrease as a percent of revenue, but this percentage may fluctuate in a given quarter based on when sales commissions are earned and accrued and seasonal events such as our annual sales kick-off event that takes place in the first quarter and our annual RallyON Industry Conference that takes place in the second quarter.

        Research and development.    Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as allocated overhead. Research and development costs related to the development of our software products are generally expensed as incurred. Development costs that have qualified for capitalization are not significant. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. We currently expect in the near term that our research and development expenses will continue to increase in absolute dollars and decrease as a percentage of revenue.

        General and administrative.    General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and allocated overhead. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and transition to operating as a public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. We currently expect in the near term that general and administrative expenses will continue to increase in absolute dollars and decrease as a percentage of revenue.

Other Income (Expense)

        Other income (expense) consists primarily of interest income on our cash, cash equivalents and short-term investments, changes in the estimated fair value of our preferred stock warrants, which were recorded as interest expense because the warrants were issued in conjunction with debt facilities, and foreign exchange gains (losses) that relate to expenses and transactions denominated in currencies other than our functional currency. On April 17, 2013, our preferred stock warrants converted to common stock warrants upon the closing of our IPO and, as such, we are no longer required to present the warrants at fair value.

Provision for Income Taxes

        Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the fiscal years ended January 31, 2015, 2014 and 2013 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an analysis covering the period through April 30, 2013 to determine whether an ownership change had occurred since our inception. The analysis indicated that although an ownership change had occurred in 2003, the net operating losses and research and development credits remained available to offset future taxable income, if any. However, in the event we have subsequent changes in ownership the availability of net operating losses and research and development credit carryovers could be limited.

Results of Operations

        The following tables set forth our results of operations for the periods presented as dollars and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$69,424	$57,852	$43,794
Perpetual license	5,404	5,914	5,815

Total product revenue	74,828	63,766	49,609
Professional services	12,675	10,563	7,237

Total revenue	87,503	74,329	56,846

Cost of revenue:
Product	11,455	7,567	5,242
Professional services	12,108	9,105	7,005

Total cost of revenue	23,563	16,672	12,247

Gross profit	63,940	57,657	44,599

Operating expenses:
Sales and marketing	51,440	39,628	29,445
Research and development	25,797	20,812	15,121
General and administrative	19,737	16,708	10,810
Sublease termination income	—	—	(839)

Total operating expenses	96,974	77,148	54,537

Loss from operations	(33,034)	(19,491)	(9,938)
Other (expense) income:
Interest and other income	162	128	56
Interest expense	—	(464)	(683)
Loss on foreign currency transactions and other gain (loss)	(200)	(131)	(87)

Loss before provision for income taxes	(33,072)	(19,958)	(10,652)
Provision for income taxes	692	173	128

Net loss	$(33,764)	$(20,131)	$(10,780)

	Fiscal Year Ended January 31,
	2015	2014	2013
	(as a percentage of total revenue)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	80%	78%	77%
Perpetual license	6	8	10

Total product revenue	86	86	87
Professional services	14	14	13

Total revenue	100	100	100

Cost of revenue:
Product	13	10	10
Professional services	14	12	12

Total cost of revenue	27	22	22

Gross profit	73	78	78

Operating expenses:
Sales and marketing	59	54	51
Research and development	29	28	27
General and administrative	23	22	19
Sublease termination income	—	—	(1)

Total operating expenses	111	104	96

Loss from operations	(38)	(26)	(18)
Other (expense) income:
Interest and other income	—	—	—
Interest expense	—	(1)	(1)
Loss on foreign currency transactions and other gain (loss)	—	—	—

Loss before provision for income taxes	(38)	(27)	(19)
Provision for income taxes	1	—	—

Net loss	(39)%	(27)%	(19)%

Comparison of the Fiscal Years Ended January 31, 2015 and 2014

Revenue

	Fiscal Year Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$69,424	$57,852	20%
Perpetual license	5,404	5,914	(9)%

Total product revenue	74,828	63,766	17%
Professional services	12,675	10,563	20%

Total revenue	$87,503	$74,329	18%

Percentage of revenue:
Subscription and support	80%	78%
Perpetual license	6%	8%

Total product revenue	86%	86%
Professional services	14%	14%

Total	100%	100%

        Subscription and support revenue increased $11.6 million from fiscal 2014 to fiscal 2015. Of the total increase in subscription and support revenue, approximately $2.2 million, or 19%, represented revenue from new customers acquired after January 31, 2014, and approximately $9.4 million, or 81%, represented revenue from existing customers at or prior to January 31, 2014. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

        Perpetual license revenue decreased $0.5 million from fiscal 2014 to fiscal 2015. In the first quarter of fiscal 2014, we announced price increases for perpetual licenses effective August 1, 2013. We believe this announcement resulted in additional purchases of licenses by customers during the first half of fiscal 2014 to take advantage of the pricing prior to the increase. The timing of sales of perpetual licenses is difficult to predict, and we do not believe comparing our perpetual license revenue on a period-to-period basis is a meaningful indicator of a trend or future results.

        Professional services revenue increased $2.1 million from fiscal 2014 to fiscal 2015. The increase was driven by higher demand for our services to assist companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Fiscal Year Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue:
Product	$11,455	$7,567	51%
Professional services	12,108	9,105	33%

Total cost of revenue	$23,563	$16,672

Cost of revenue:
Product	13%	10%
Professional services	14%	12%

Total cost of revenue	27%	22%

Total gross profit percentage	73%	78%

        Cost of product revenue increased $3.9 million from fiscal 2014 to fiscal 2015. The increase was primarily comprised of a $2.5 million increase in personnel and related expenses, a $0.3 million increase in depreciation expense as a result of computer equipment and server purchases, a $0.4 million increase in internet expenses associated with obtaining additional capacity to support our solutions and a $0.6 million increase in additional software licenses. Our product headcount increased from 37 as of January 31, 2014 to 46 as of January 31, 2015.

        Cost of professional services revenue increased $3.0 million from fiscal 2014 to fiscal 2015. The increase was primarily due to an increase of $2.0 million in personnel and related expenses, a $0.2 million increase in expenses associated with courses offered through our Agile University brand to support education on Agile software development methodologies and a $0.4 million increase in third-party consulting services. Travel and entertainment expenses increased $0.2 million due to additional Agile University courses and customer trainings offered internationally. Rent expense increased $0.1 million as office space in Denver, Colorado and Raleigh, North Carolina was expanded to accommodate additional Agile University courses. Our professional services headcount increased from 35 as of January 31, 2014 to 40 as of January 31, 2015.

Operating Expenses

Sales and Marketing

	Fiscal Year Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
Sales and marketing	$51,440	$39,628	30%
Percentage of total revenue	59%	54%

        Sales and marketing expenses increased $11.8 million from fiscal 2014 to fiscal 2015. The increase was primarily due to an increase of $9.5 million in personnel and related expenses. Rent expense increased $0.5 million as a result of an increase in allocated rent expense and an increase associated with expansion of current office spaces. Travel and entertainment expenses increased $0.5 million as a result of our larger sales and marketing teams, an increase in travel to customers and additional trainings. Expenses associated with utilization of software licenses increased $0.5 million. Sales and marketing events expense increased $0.7 million due to additional expense for our annual RallyON user conference and for our annual sales kick-off event. Holding our user conference RallyON in

Washington, D.C. in 2014, as compared to holding it in Boulder, Colorado in 2013, increased our expenses year-over-year. Our sales and marketing headcount increased from 182 as of January 31, 2014 to 207 as of January 31, 2015.

Research and Development

	Fiscal Year Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
Research and development	$25,797	$20,812	24%
Percentage of total revenue	29%	28%

        Research and development expenses increased $5.0 million from fiscal 2014 to fiscal 2015. The increase was primarily due to an increase of $3.9 million in personnel and related expenses and an increase of $0.6 million for third-party consulting services to enhance existing solutions and add new functionality to our solutions. Allocated rent expense increased $0.2 million. Our research and development headcount increased from 130 as of January 31, 2014 to 147 as of January 31, 2015.

General and Administrative

	Fiscal Year Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
General and administrative	$19,737	$16,708	18%
Percentage of total revenue	23%	22%

        General and administrative expenses increased $3.0 million from fiscal 2014 to fiscal 2015. The increase was primarily due to an increase of $3.5 million in personnel and related expenses, which included a $0.8 million increase in stock-based compensation. As we continued to increase our overall headcount, expenses associated with utilization of software licenses increased $0.3 million. Our use of third-party consultants related to operating as a public company and for systems support decreased by $0.3 million. Professional fees decreased $0.5 million as a result of an increase in the amount of legal and accounting services being performed internally as well as legal fees associated with an acquisition that closed during fiscal 2014. Our general and administrative headcount decreased from 74 as of January 31, 2014 to 73 as of January 31, 2015.

Other (Expense) Income

	Fiscal Year Ended January 31,
	2015	2014
	(dollars in thousands)
Other (expense) income
Interest and other income	$162	$128
Interest expense	—	(464)
Loss on foreign currency transactions and other gain (loss)	(200)	(131)

Total	$(38)	$(467)

        Other (expense) income decreased $0.4 million from fiscal 2014 to fiscal 2015 as a result of the automatic conversion of each of our preferred stock warrants into a warrant to purchase shares of common stock in connection with the closing of our IPO in fiscal 2014. Upon conversion, recording changes in the fair value of the preferred stock warrants as of the balance sheet date as a component of interest expense was no longer necessary.

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

Cost of Revenue and Gross Profit Percentage

	Fiscal Year Ended January 31,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenue:
Product	$7,567	$5,242	44%
Professional services	9,105	7,005	30%

Total cost of revenue	$16,672	$12,247

Cost of revenue:
Product	10%	10%
Professional services	12%	12%

Total cost of revenue	22%	22%

Total gross profit percentage	78%	78%

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

        Sales and marketing expenses increased $10.2 million from fiscal 2013 to fiscal 2014. The increase was primarily due to an increase of $7.1 million in personnel and related expenses. Rent expense increased $0.3 million as a result of an increase in allocated rent expense and an increase associated with opening new international sales offices. Travel and entertainment expenses increased $0.7 million as a result of our larger sales and marketing teams, an increase in travel related to our international expansion and an increased number of marketing events. Our use of third-party consultants increased by $0.3 million as we continued to expand into international markets and partner referral fees increased by $0.3 million. Marketing expense for outside promotions increased $0.8 million as a result of a shift in marketing strategy to focus on new customer acquisitions and large account expansion. Sales and marketing events increased $0.6 million as a result of an increased number and level of participation in events and sponsorships and additional expense for the RallyON event held in June 2013.

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

	Quarter Ended
	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
	(unaudited) (in thousands)
Revenue:
Subscription and support	$18,226	$17,653	$17,440	$16,105	$15,371	$14,888	$14,220	$13,373
Perpetual license	2,364	1,040	1,361	639	1,495	1,055	2,735	629

Total product revenue	20,590	18,693	18,801	16,744	16,866	15,943	16,955	14,002
Professional services	3,961	3,316	2,711	2,687	2,739	2,936	2,840	2,047

Total revenue	24,551	22,009	21,512	19,431	19,605	18,879	19,795	16,049

Cost of revenue:
Product	3,194	3,025	2,840	2,396	2,085	1,997	1,800	1,684
Professional services	3,428	2,956	2,953	2,771	2,319	2,577	2,336	1,873

Total cost of revenue	6,622	5,981	5,793	5,167	4,404	4,574	4,136	3,557

Gross profit	17,929	16,028	15,719	14,264	15,201	14,305	15,659	12,492

Operating expenses:
Sales and marketing	15,197	11,992	12,841	11,410	10,876	10,832	9,085	8,835
Research and development	6,478	6,838	6,495	5,986	5,515	5,167	5,051	5,079
General and administrative	5,186	4,389	4,974	5,188	5,064	4,008	3,782	3,854

Total operating expenses	26,861	23,219	24,310	22,584	21,455	20,007	17,918	17,768

Loss from operations	(8,932)	(7,191)	(8,591)	(8,320)	(6,254)	(5,702)	(2,259)	(5,276)
Other (expense) income:
Interest and other income	46	37	40	39	37	42	36	13
Interest expense	—	—	—	—	—	—	(2)	(462)
Loss on foreign currency transactions and other gain (loss)	63	(111)	(70)	(82)	(20)	(87)	(4)	(19)

Loss before provision for income taxes	(8,823)	(7,265)	(8,621)	(8,363)	(6,237)	(5,747)	(2,229)	(5,744)
Provision for income taxes	162	126	286	118	40	39	49	46

Net loss	$(8,985)	$(7,391)	$(8,907)	$(8,481)	$(6,277)	$(5,786)	$(2,278)	$(5,790)

	Quarter Ended
	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
	(unaudited) (in thousands)
Revenue:
Subscription and support	74%	80%	81%	83%	78%	79%	72%	83%
Perpetual license	10	5	6	3	8	5	14	4

Total product revenue	84	85	87	86	86	84	86	87
Professional services	16	15	13	14	14	16	14	13

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
Product	13	14	13	13	11	10	9	10
Professional services	14	13	14	14	12	14	12	12

Total cost of revenue	27	27	27	27	23	24	21	22

Gross profit	73	73	73	73	77	76	79	78

Operating expenses:
Sales and marketing	62	55	60	59	55	58	46	55
Research and development	26	31	30	31	28	27	25	32
General and administrative	21	20	23	26	26	21	19	24

Total operating expenses	109	106	113	116	109	106	90	111

Loss from operations	(36)	(33)	(40)	(43)	(32)	(30)	(11)	(33)
Other (expense) income:
Interest and other income	—	—	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—	—	(3)
Loss on foreign currency transactions and other gain (loss)	—	—	—	—	—	—	—	—

Loss before provision for income taxes	(36)	(33)	(40)	(43)	(32)	(30)	(11)	(36)
Provision for income taxes	1	1	1	1	—	—	—	—

Net loss	(37)%	(34)%	(41)%	(44)%	(32)%	(30)%	(11)%	(36)%

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

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(22,992)	$(18,478)	$1,821
Net cash used in investing activities	(53,856)	(6,820)	(2,813)
Net cash provided by (used in) financing activities	3,132	96,580	(851)

Net increase (decrease) in cash and cash equivalents	$(73,716)	$71,282	$(1,843)

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Cash, cash equivalents and investments	$66,585	$88,891	$17,609

        To date, we have financed our operations primarily through sales of our capital stock, including through our IPO, and to a lesser extent, borrowing on our credit facilities.

        At January 31, 2015, our cash, cash equivalents and short-term investments of $66.6 million were held for working capital purposes. Our short-term investments are classified as held-to-maturity. We have laddered our investments in such a way that a portion mature every month through January 2016. As investments mature we can retain the proceeds for working capital purposes or purchase new investments within or at the end of the ladder. We believe that our cash, cash equivalents and short-term investments as well as available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts and sales and marketing activities and the introduction of new and enhanced solutions and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Credit Agreement

        On November 5, 2014 we entered into a credit agreement with Wells Fargo Bank, National Association. The credit agreement provides for a secured revolving credit facility in an amount of up to $15.0 million, which includes a sublimit of $5.0 million for the issuance of sight commercial and standby letters of credit. Our obligation to repay advances under the credit agreement is evidenced by a promissory note. The credit agreement matures on October 31, 2015.

        No amounts were outstanding on the credit facility as of January 31, 2015. Any borrowings under the credit facility would have borne interest at a rate equal to the outstanding principal balance at a fluctuating rate per annum to be 1.5% above the daily one month London Interbank Offered Rate (LIBOR), which was 1.67% at January 31, 2015.

        Our obligations under the credit agreement is secured by substantially all of our assets and the assets of Rally Software Development International Corp. (our wholly-owned subsidiary). The credit agreement contains customary representations and warranties, including negative covenants that limit or restrict without the bank's consent, among other things, the payment of dividends, additional indebtedness, capital expenditures in excess of $10.0 million in a fiscal year, mergers, consolidation or transfer of assets, asset pledges, certain investments, guaranties, loans, and other matters customarily restricted in such agreements. In addition, the credit agreement includes a liquidity covenant that requires $35.0 million in unencumbered liquid assets as defined in the agreement. We were in compliance with our covenants as of January 31, 2015. The credit agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the agreement, violation of the restrictive covenants referred to above, violation of other contractual provisions, a material adverse change in our business, attachment of our assets, our insolvency or certain other events.

Components of Liquidity and Capital Resources

Operating Activities

        For fiscal 2015, cash used in operating activities was $23.0 million, which reflects our net loss of $33.8 million, adjusted by non-cash charges of $9.4 million consisting primarily of $6.4 million for stock-based compensation and $3.0 million for depreciation and amortization. Fluctuations in our working capital represented cash inflows of $1.2 million. The favorable fluctuations in our working capital were attributable to an increase in deferred revenue as a result of an increase in sales, which was offset by an increase in accounts receivable. The favorable fluctuations were also attributable to an increase in accounts payable and accrued liabilities primarily related to employee related compensation accruals. Our days sales outstanding were 69 days at January 31, 2015 compared to 75 days at January 31, 2014.

        For fiscal 2014, cash used in operating activities was $18.5 million, which reflects our net loss of $20.1 million, adjusted by non-cash charges of $7.6 million consisting primarily of $4.5 million for stock-based compensation, $0.5 million for the change in valuation of preferred stock warrants, and $2.7 million for depreciation and amortization. Sources of cash outflows were from fluctuations in our working capital of $5.9 million. The favorable fluctuations in our working capital were attributable to an increase in deferred revenue as a result of an increase in sales, which was offset by an increase in accounts receivable. The favorable fluctuations were also attributable to an increase in accounts payable and accrued liabilities primarily related to employee related compensation accruals such as a severance obligation accrual and withholding for our 2013 Employee Stock Purchase Plan, or the ESPP. The favorable fluctuations were offset by an increase in prepaid expenses and other current assets primarily related to payment timing and an increase in headcount and infrastructure capacity. We used $4.2 million, which is reflected as restricted long-term cash on our balance sheet, to fund a security deposit for our new building. This security deposit replaced the former security deposit, which was a $2.5 million letter of credit that has been cancelled. Our days sales outstanding were 75 days at January 31, 2014 compared to 62 days at January 31, 2013.

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

        A significant portion of our subscription renewals are invoiced in December and January of each year, which under our typical customer payment terms historically creates our best quarterly performance from a cash flow from operations perspective in the first quarter of a fiscal year. For instance, cash used in operations for the first, second, third and fourth quarters of fiscal 2015 was $2.8 million, $8.9 million, $6.3 million and $5.0 million, respectively. Our cash used in operations decreased $20.3 million from fiscal 2013 to fiscal 2014 and decreased $4.5 million from fiscal 2014 to fiscal 2015. Our total headcount increased from 360 at the end of fiscal 2013 to 458 at the end of fiscal 2014 to 513 as of January 31, 2015. Our ability to consistently generate positive cash flow from operations for a full fiscal year will depend on revenue and the resulting cash receipts increasing at a rate that is faster than our on-going investment in personnel, facilities and our systems.

Investing Activities

        Our investing activities consist primarily of capital expenditures for property and equipment, business combinations and purchases and maturities of investments. In the future, we expect to continue to invest in capital expenditures to support our expanding operations and seek complimentary, accretive acquisitions.

        During fiscal 2015, cash used in investing activities of $53.9 million was attributable to $55.6 million of investment purchases and $2.5 million of capital expenditures for property and equipment primarily to support our increase in headcount during the period and data center hardware to support our growth during the period, partially offset by $4.2 million in proceeds from maturities of investments.

        During fiscal 2014, cash used in investing activities of $6.8 million was attributable to capital expenditures for property and equipment primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Flowdock Oy.

        During fiscal 2013, cash used in investing activities of $2.8 million was attributable to capital expenditures for property and equipment primarily to support our increase in headcount during the period and data center hardware to support our growth during the period and the acquisition of Agile Advantage, Inc.

Financing Activities

        Our financing activities consist primarily of proceeds from the sale of common stock in our IPO and follow-on public offering, offset by payments for offering costs and proceeds from the exercises of common stock options and shares purchased pursuant to the ESPP.

        During fiscal 2015, cash provided by financing activities of $3.1 million was attributable to $0.6 million of proceeds from common stock option exercises and $2.7 million of proceeds from sales of common stock under the ESPP partially offset by $0.2 million in payroll taxes we paid in lieu of shares issued for stock-based compensation.

        During fiscal 2014, cash provided by financing activities of $96.6 million was attributable to $89.8 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, $5.9 million of proceeds from our follow-on public offering, net of underwriting discounts and commissions but before offering expenses, and $1.2 million of proceeds from common stock option exercises and $1.9 million of proceeds from the ESPP partially offset by approximately $2.3 million of offering costs.

        During fiscal 2013, cash used in financing activities of $0.9 million was attributable to $0.4 million in proceeds from common stock option exercises offset by $1.3 million in deferred offering costs related to our IPO.

Contractual Payment Obligations

        As of January 31, 2015, our contractual commitments and obligations were as follows (in thousands):

	Payment Due by Period
	Total	1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$48,787	$4,367	$9,212	$8,930	$26,278
Purchase commitments	476	361	115	—	—

Total contractual commitments and obligations	$49,263	$4,728	$9,327	$8,930	$26,278

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

        The initial term of the amended and restated office lease is ten years and will commence upon the occupancy date of the new building, currently expected to be on or about June 15, 2015, and extend through June 30, 2025, in each case subject to change based on the construction schedule. The lease term for the current office space has been extended to end contemporaneously with the end of the initial term for the amended and restated office lease. We have the option to extend the term of the lease for two periods of five years each.

        We currently expect to sublease a portion of our corporate headquarters. To the extent we are successful, the sublease would significantly reduce our future net operating lease obligations.

Off-Balance Sheet Arrangements

        During fiscal 2015, 2014 and 2013, we did not have any relationships with unconsolidated financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in accordance with GAAP in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

        The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  revenue recognition;

  •
  impairment assessment of goodwill, intangible assets and other long-lived assets;

  •
  stock-based compensation; and

  •
  income taxes.

Revenue Recognition

        Revenue Recognition.    We generate revenue primarily from three sources: (1) subscriptions and support; (2) perpetual licenses; and (3) professional services.

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

Goodwill, Intangible Assets and Other Long-Lived Assets—Impairment Assessments

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. For the purposes of impairment testing, we have determined that we have one reporting unit and we make a qualitative assessment to determine if goodwill may be impaired. If it is more likely than not that a reporting unit's fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of indefinite-lived intangible assets is also charged to operations as an impairment loss. To date, no such impairment has occurred.

        We periodically review the carrying amounts of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For the purposes of impairment testing, we have determined that we have one group of assets. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value. Fair value is determined through various valuation techniques including discounted cash flow modeling. To date, we have not recognized any impairment charges related to property and equipment and intangible assets other than goodwill or other indefinite-lived intangible assets.

        We periodically evaluate the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. Assumptions and estimates about remaining useful lives of our intangible and other long-lived assets are subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

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

        Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock prior to our IPO, the expected term of the options and our expected stock price volatility, which are estimated as follows:

  •
  Fair value of our common stock.  Because our stock was not publicly traded prior to our IPO, we estimated the fair value of common stock, as discussed in "—Common Stock Valuations" below. Following our IPO in April 2013, our common stock was valued by reference to its publicly-traded price.

  •
  Expected term.  The expected term represents the period that our stock-based awards are expected to be outstanding. We have based our expected term on historical exercise patterns.

  •
  Expected volatility.  The expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants and commencing May 1, 2014 a weighted-average of peer companies and our own volatility. We did not rely on implied volatilities of traded options in our industry peers' common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

        If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

        The following table presents the critical assumptions used to estimate the fair value of options granted during the periods presented:

	Fiscal Year Ended January 31,
	2015	2014	2013
Expected life	5.45 - 6.02 years	5.27 - 6.08 years	5.91 - 6.08 years
Expected volatility	46.7% - 52.2%	48.3% - 56.8%	57.9% - 59.9%

        The following table presents the critical assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP:

	Fiscal Year Ended January 31,
	2015	2014
Expected life	0.50 - 1.00 years	0.67 - 1.17 years
Expected volatility	56.4% - 67.6%	45.6%

Common Stock Valuations

        Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our Board of Directors, which intended that all options granted have an exercise price that is not less than the estimated fair value of a share of our common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. The assumptions we used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, our Board of Directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

  •
  contemporaneous third-party valuations performed at periodic intervals by a valuation firm;

  •
  the prices, rights, preferences and privileges of our preferred stock relative to the common stock;

  •
  the purchases of shares of preferred stock by unaffiliated venture capital firms;

  •
  our operating and financial performance and forecast;

  •
  current business conditions;

  •
  significant new customer wins;

  •
  the hiring of key personnel;

  •
  our stage of development;

  •
  the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an IPO or sale of our company, given prevailing market conditions;

  •
  any adjustment necessary to recognize a lack of marketability for our common stock;

  •
  the market performance of comparable publicly-traded technology companies; and

  •
  the U.S. and global capital market conditions.

        In order to determine the fair value of our common stock underlying option grants prior to our IPO, we considered contemporaneous valuations of our stock from an independent valuation firm that provided us with their estimation of our enterprise value and the allocation of that value to each element of our capital structure (preferred stock, common stock, warrants and options). Our enterprise value was estimated using the market-based approach and, within the market-based approach, the comparable company method and the recent transaction method. The market-based approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of technology companies.

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

        The selected group of comparable companies was consistently used in both the market and income approaches. Additionally, this same comparable company group was partially relied upon in determining appropriate multiples in the IPO scenario of the probability-weighted expected return model, or PWERM, described more fully below. Where relevant, the comparable company group was held constant in determining per share value for all equity classes.

        For stock options granted in or after August 2011 and prior to our IPO, our Board of Directors determined the best approach was to use a blend of market and income approaches to determine our enterprise value and PWERM to determine the related allocation. Future and present values for the common stock were calculated taking into consideration the preferred share liquidation and conversion rights. PWERM models potential future liquidity events and applies probabilities to each scenario. These future liquidity events are then discounted to present value and, after applying the relevant probability for each potential event, result in a probability-weighted equity value of the company.

Stock Options and Restricted Stock Units Granted Subsequent to our IPO

        For stock options and restricted stock units (RSU) granted subsequent to our IPO, our Board of Directors determined the fair value based on the closing price of our common stock as reported on The New York Stock Exchange on the date of grant.

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

        We file income tax returns in Australia, Canada, Finland, Singapore, the Netherlands and the United Kingdom. As a result of our cost plus transfer pricing agreements, we are a taxpayer in each one of these countries. The income tax regulations in each of these countries are complex and while we engage local in-country tax experts to assist with the preparation of the income tax return, our periodic tax provisions may require estimates and judgment.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and also have the ability to restrict their access to our system, which generally encourages payment. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash and mature within a relatively short period of time. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

        Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents, investments and any variable rate indebtedness.

        The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making investments, consisting of money market mutual funds, certificates of deposit and commercial paper. At January 31, 2015 and 2014, we had $38.2 million and $60.0 million, respectively, in certificates of deposits at various financial institutions, of which $28.4 million and $50.3 million, respectively, are fully insured by the Federal Deposit Insurance Corporation. Of the certificates of deposits held at January 31, 2015, $1.8 million were classified as cash equivalents and $36.4 million were classified as short-term investments. All certificates of deposits held at January 31, 2014 were classified as cash equivalents. Primarily all of the remaining amount of cash, cash equivalents and short-term investments were held at financial institutions that we believe to be creditworthy and represent minimal risk of loss of principle. We invest in commercial paper with a minimum rating of A-1, P-1, F-1 or better by two of the three Nationally Recognized Statistical Rating Organizations, which includes Moody's investor service, Standard & Poor's and Fitch Ratings. Large bank certificates of deposit must have a minimum rating of A or better.

Foreign Currency Exchange Risk

        Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Nearly all of our customers are currently invoiced in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, Australia, Canada, Finland, Singapore and other Euro-zone countries within mainland Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.

        We estimate that a hypothetical decline in the value of the U.S. dollar as measured against the other currencies in which our transactions and primarily expenses are denominated would have widened our operating loss in fiscal 2015. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an approximate $1.6 million, or 1%, increase in our net loss for fiscal 2015. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Inflation

        We do not believe that inflation had a material effect on our business, financial condition or results of operations in fiscal 2015, 2014 or 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rally Software Development Corp.:

We have audited the accompanying consolidated balance sheets of Rally Software Development Corp. and subsidiaries (the Company) as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, common stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rally Software Development Corp. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boulder, Colorado
April 7, 2015

RALLY SOFTWARE DEVELOPMENT CORP.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2015	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$15,175	$88,891
Short-term investments	51,410	—
Restricted cash	15	16
Accounts receivable, net	25,986	21,771
Other receivables	117	78
Prepaid expenses and other current assets	3,393	3,310

Total current assets	96,096	114,066
Property and equipment, net (note 5)	5,419	5,569
Goodwill	2,104	2,529
Intangible assets, net (note 4)	1,382	1,909
Restricted cash	4,200	4,200
Other assets	671	810

Total assets	$109,872	$129,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,230	$2,170
Accrued liabilities (note 8)	5,511	4,812
Deferred revenue	43,978	38,352
Other current liabilities	1,909	2,054

Total current liabilities	54,628	47,388
Deferred revenue, net of current portion	697	2,433
Other long-term liabilities	876	888

Total liabilities	56,201	50,709

Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value per share. At January 31, 2015 and 2014, authorized, 200,000,000 shares; issued and outstanding, 25,416,609 and 24,786,413 shares, respectively	3	3
Additional paid-in capital	183,532	174,027
Accumulated deficit	(129,424)	(95,660)
Accumulated other comprehensive income (loss)	(440)	4

Total stockholders' equity	53,671	78,374

Total liabilities and stockholders' equity	$109,872	$129,083

The accompanying notes are an integral part of these consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2015	2014	2013
Revenue:
Subscription and support	$69,424	$57,852	$43,794
Perpetual license	5,404	5,914	5,815

Total product revenue	74,828	63,766	49,609
Professional services	12,675	10,563	7,237

Total revenue	87,503	74,329	56,846

Cost of revenue(1):
Product	11,455	7,567	5,242
Professional services	12,108	9,105	7,005

Total cost of revenue	23,563	16,672	12,247

Gross profit	63,940	57,657	44,599

Operating expenses(1):
Sales and marketing	51,440	39,628	29,445
Research and development	25,797	20,812	15,121
General and administrative	19,737	16,708	10,810
Sublease termination income	—	—	(839)

Total operating expenses	96,974	77,148	54,537

Loss from operations	(33,034)	(19,491)	(9,938)
Other (expense) income:
Interest and other income	162	128	56
Interest expense	—	(464)	(683)
Loss on foreign currency transactions and other gain (loss)	(200)	(131)	(87)

Loss before provision for income taxes	(33,072)	(19,958)	(10,652)
Provision for income taxes	692	173	128

Net loss attributable to common stockholders	$(33,764)	$(20,131)	$(10,780)

Net loss per common share:
Basic and diluted	$(1.35)	$(1.01)	$(5.13)

Weighted-average common shares outstanding:
Basic and diluted	25,093	19,841	2,101

(1)
Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Cost of product revenue	$379	$250	$16
Cost of professional services revenue	490	181	27
Sales and marketing	1,834	1,316	198
Research and development	1,397	1,239	193
General and administrative	2,273	1,465	523

	$6,373	$4,451	$957

The accompanying notes are an integral part of these consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Net loss	$(33,764)	$(20,131)	$(10,780)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(444)	1	5

Comprehensive loss	$(34,208)	$(20,130)	$(10,775)

The accompanying notes are an integral part of these consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

Consolidated Statements of Common Stockholders' Equity (Deficit)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, February 1, 2012	1,976	$1	$1,079	$(2)	$(64,749)	$(63,671)
Common stock issued under stock-based compensation plans	423	—	467	—	—	467
Stock-based compensation	—	—	957	—	—	957
Net loss	—	—	—	—	(10,780)	(10,780)
Other comprehensive income	—	—	—	5	—	5

Balance, January 31, 2013	2,399	1	2,503	3	(75,529)	(73,022)
Common stock issued under stock-based compensation plans	459	—	1,233	—	—	1,233
Common stock issued under employee stock purchase plan	158	—	1,884	—	—	1,884
Estimated fair value of common stock issued as partial consideration to acquire Flowdock Oy	120	—	1,293	—	—	1,293
Issuance of common stock upon initial public offering, net of issuance costs	6,900	1	86,954	—	—	86,955
Conversion of preferred stock to common stock upon initial public offering	14,336	1	68,409	—	—	68,410
Reclassification of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	2,066	—	—	2,066
Cashless exercise of common stock warrants upon initial public offering	47	—	—	—	—	—
Cashless exercise of common stock warrants	107	—	—	—	—	—
Lapse of vesting restrictions on restricted stock.	10	—	—	—	—	—
Issuance of common stock upon follow-on offering, net of issuance costs	250	—	5,234	—	—	5,234
Stock-based compensation	—	—	4,451	—	—	4,451
Net loss	—	—	—	—	(20,131)	(20,131)
Other comprehensive income	—	—	—	1	—	1

Balance, January 31, 2014	24,786	3	174,027	4	(95,660)	78,374
Common stock issued under stock-based compensation plans	299	—	613	—	—	613
Common stock issued under employee stock purchase plan	332	—	2,715	—	—	2,715
Payroll taxes related to net settled restricted stock units	—	—	(196)	—	—	(196)
Stock-based compensation	—	—	6,373	—	—	6,373
Net loss	—	—	—	—	(33,764)	(33,764)
Other comprehensive loss	—	—	—	(444)	—	(444)

Balance, January 31, 2015	25,417	$3	$183,532	$(440)	$(129,424)	$53,671

The accompanying notes are an integral part of these consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Cash flow from operating activities:
Net loss	$(33,764)	$(20,131)	$(10,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,039	2,686	1,893
Noncash stock-based compensation expense	6,373	4,451	957
Noncash interest expense	—	462	679
Noncash sublease termination income	—	—	(839)
Loss (gain) on disposition of property and equipment	130	3	(6)
Other	33	—	(9)
Changes in operating assets and liabilities:
Accounts receivable	(4,214)	(5,454)	(4,414)
Other receivables	(39)	213	(246)
Prepaid expenses and other current assets	(83)	(1,374)	(1,091)
Other assets	73	(427)	(106)
Accounts payable and accrued liabilities	1,727	1,958	1,318
Deferred revenue	3,889	2,595	13,082
Other current liabilities	(145)	806	491
Deferred rent expense, net of current portion	(12)	(50)	892
Restricted cash, short-term	1	(16)	—
Restricted cash, long-term	—	(4,200)	—

Net cash provided by (used in) operating activities	(22,992)	(18,478)	1,821

Cash flows from investing activities:
Purchase of property and equipment	(2,494)	(3,963)	(2,405)
Purchase of investments	(55,610)	—	—
Proceeds from maturities of investments	4,233	—	—
Proceeds from sale of property and equipment	15	—	12
Purchase of Agile Advantage, Inc. assets	—	—	(420)
Purchase of Flowdock Oy, net of cash received	—	(2,857)	—

Net cash used in investing activities	(53,856)	(6,820)	(2,813)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	89,838	—
Proceeds from follow-on offering, net of underwriting discounts and commissions	—	5,884	—
Proceeds from exercise of common stock options	613	1,233	451
Proceeds from issuance of common stock under the employee stock purchase plan	2,715	1,884	—
Payment of payroll taxes related to net settled restricted stock units	(196)	—	—
Payments of offering costs	—	(2,259)	(1,271)
Payments on capital lease obligations	—	—	(31)

Net cash provided by (used in) financing activities	3,132	96,580	(851)

Net increase (decrease) in cash and cash equivalents	(73,716)	71,282	(1,843)
Cash and cash equivalents-beginning of year	88,891	17,609	19,452

Cash and cash equivalents-end of year	$15,175	$88,891	$17,609

Supplementary information:
Cash paid for interest	$—	$2	$4
Cash paid for income taxes	943	127	57
Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$68,410	$—
Conversion of preferred stock warrants to common stock warrants	—	2,066	—
Common stock issued as partial consideration to purchase Flowdock Oy	—	1,293	—
Property and equipment purchases in accounts payable	48	34	81
Offering costs included in accounts payable	—	—	181

The accompanying notes are an integral part of these consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements

(1) Description and Nature of Business and Operations

        Rally Software Development Corp. (we, our or us) delivers software and services that drive agility. Organizations worldwide use our solutions to navigate evolving market demands, improve performance, and accelerate the pace of innovation to deliver value faster. Our enterprise-class cloud-based platform transforms the way organizations manage the software development lifecycle by aligning software development with strategic business objectives, facilitating collaboration, and increasing transparency. By applying Agile and Lean approaches, our consulting and training services help companies innovate, lead, adapt, and deliver.

        Our headquarters are located in Boulder, Colorado. We were incorporated in the State of Delaware on July 12, 2001. At January 31, 2015, we had six subsidiaries: Rally Software Development International Corp. (RSDI); Rally Software Development Australia Pty Limited; Rally Software Development Netherlands B.V.; Rally Software Development Canada B.C. Ltd.; Rally Singapore Pte Ltd.; and Flowdock Oy.

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

  (b) Initial Public Offering and Follow-On Public Offering

        On April 17, 2013, we closed our IPO of 6,900,000 shares of common stock, including 900,000 shares sold pursuant to the underwriters' option to purchase additional shares. The public offering price of the shares sold in our IPO was $14.00 per share. All outstanding shares of our redeemable convertible preferred stock converted to 14,335,869 shares of common stock and all outstanding preferred stock warrants converted into warrants to purchase common stock at the closing of our IPO. Our shares of common stock are traded on the New York Stock Exchange under the symbol "RALY". We received proceeds from our IPO of $89.8 million, net of underwriting discounts and commissions, but before offering expenses of $2.9 million.

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

  (c) Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

results could differ from these estimates. The more critical estimates and related assumptions that affect our consolidated financial condition and results of operations are in the areas of revenue recognition; measurement of the fair value of equity instruments, including stock-based compensation; impairment assessment of goodwill, intangible assets and other long-lived assets; and income taxes. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates.

  (d) Segments

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

  (f) Investment Securities

        Investment securities at January 31, 2015 consist of certificates of deposit and commercial paper. We classify our debt securities as held-to-maturity. Held-to-maturity debt securities are those debt securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the "Interest and other income" line item in our consolidated statements of operations. Dividend and interest income is recognized when earned. Our consolidated statements of operations do not reflect any impairment (that is, the difference between the security's amortized cost basis and fair value) on held-to-maturity debt securities due to the fact that management has no intent to sell and believes that it is more likely than not that we will not be required to sell a security prior to any recovery.

  (g) Accounts Receivable and Allowance for Doubtful Accounts

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

        Allowance for doubtful accounts activity and balances are presented below (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Balance at beginning of year	$67	$48	$42
Charges for bad debts	70	29	83
Write-offs and adjustments	(13)	(10)	(77)

Balance at end of year	$124	$67	$48

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

        Our acquired intangible assets consist of developed software technology and trademark and domain names. The values assigned to our intangible assets are based on estimates and judgments. Intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Asset class	Useful life
Developed software technology	3 - 5 years
Trademark and domain names	15 years

        We evaluate long-lived assets, such as property and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For the purposes of impairment testing, we have determined that we have one group of assets. If this evaluation indicates the carrying value will not be recoverable, based

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value. Fair value is determined through various valuation techniques including discounted cash flow modeling. To date, no such impairment has occurred.

  (i) Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. We apply ASC 350, "Intangibles—Goodwill and Other," and will perform an annual goodwill impairment test during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, we have determined that we have one reporting unit and we make a qualitative assessment to determine if goodwill may be impaired. If it is more likely than not that a reporting unit's fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit's goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of indefinite-lived intangible assets is also charged to operations as an impairment loss. To date, no such impairment has occurred.

  (j) Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our statement of operations in the period that includes the enactment date. Our U.S. net deferred tax asset has been completely reduced by a valuation allowance as management cannot conclude that realization of the deferred tax asset is assured, on a more likely than not basis, at each balance sheet date, due primarily to our history of operating losses.

        We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurred. All current tax positions are considered more likely than not of being sustained with no measurement for possible settlements.

  (k) Deferred Revenue

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

  (l) Revenue Recognition

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

        Professional services revenue is accounted for separately from subscription and perpetual license revenue when VSOE exists and, for subscriptions, has stand-alone value to the customer. Professional services are generally provided on a time-and-materials basis. The services that are provided on a time-and-materials basis are recognized as services are provided. However, professional services that do not have stand-alone value to the customer are recognized ratably over the remaining subscription period. We present reimbursements received for out of pocket expenses within professional services revenue. Reimbursement revenue was approximately $1.2 million, $1.2 million and $0.7 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

  (m) Research and Development

        Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation, certain software licenses and allocated overhead, including depreciation. Research and development costs are expensed as incurred. We develop software, which is sold as a subscription or licensed for a stated term or in perpetuity. Qualifying software development costs are required to be capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. Capitalization of costs ceases when the product is available for general use.

        To date, the period between achieving technological feasibility and the general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant, and therefore, we have not capitalized any software development costs to date.

  (n) Leases

        We lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a current liability in other current liabilities and the noncurrent portion in other long-term liabilities in the accompanying consolidated balance sheets. Rent expense was $3.2 million, $2.3 million and $1.6 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (o) Advertising

        Advertising costs are expensed as incurred and include search engine fees, banner ads, digital marketing and events. Advertising expense was $3.3 million, $2.8 million and $1.7 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Advertising costs are recorded in sales and marketing expense within the accompanying consolidated statements of operations.

  (p) Commissions

        Commissions are recorded as a component of sales and marketing expense and consist of the variable compensation paid to our sales force. Sales commissions are earned by employees and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in cases where we cannot collect the invoiced amounts associated with a sales order. Commission expense was $9.5 million, $8.5 million and $7.9 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

  (q) Stock-Based Compensation

        Stock-based compensation to employees and members of our Board of Directors is measured at the grant date fair values of the respective options to purchase our common stock, and expensed on a straight-line basis over the period in which the holder is required to provide services, which is usually the vesting period. We determine the grant date fair value of all stock options using the Black-Scholes option pricing model. An estimate of forfeitures is applied when calculating compensation expense. Restricted stock and RSUs are measured at fair value based on our share price at the date of grant and expensed on a straight-line basis over the period in which the holder is required to provide services, which is generally the vesting period. We recognize compensation expense related to shares issued pursuant to the ESPP, on a straight-line basis over the offering period, which is generally one year with the exception of the initial purchase period within an offering period, which is generally six months.

  (r) Preferred Stock Warrant Liability

        We accounted for warrants to purchase redeemable convertible preferred stock as a liability. The warrants were recorded at fair value, estimated using the Black-Scholes option pricing model and revalued at each balance sheet date. The change in the fair value of the warrants was recorded as a component of interest expense. The preferred stock warrant liability was reclassified to additional paid-in capital upon the closing of our IPO in April 2013.

  (s) Foreign Currency Translation

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

        We maintain short-term intercompany payables denominated in each subsidiary's functional currency. Gains and losses associated with remeasurement of these payables into U.S. dollars are presented within loss on foreign currency transactions included in the consolidated statements of operations as we intend to settle these payables in cash.

  (t) Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. At January 31, 2015 and 2014, we had $38.2 million and $60.0 million, respectively, in certificates of deposits at various financial institutions, of which $28.4 million and $50.3 million, respectively, are fully insured by the Federal Deposit Insurance Corporation. Of the certificates of deposits held at January 31, 2015, $1.8 million were classified as cash equivalents and $36.4 million were classified as short-term investments. All certificates of deposits held at January 31, 2014 were classified as cash equivalents. Primarily all of the remaining amount of cash, cash equivalents and short-term investments were held at financial institutions that we believe to be creditworthy and represent minimal risk of loss of principle. We invest in commercial paper with a minimum rating of A-1, P-1, F-1 or better by two of the three Nationally Recognized Statistical Rating Organizations, which includes Moody's investor service, Standard & Poor's and Fitch Ratings. Large bank certificates of deposit must have a minimum rating of A or better.

        We perform ongoing evaluations of our customers' financial condition and do not require any collateral to support receivables. As of January 31, 2015 and 2014, no customer accounted for more than 10% of accounts receivable. During the fiscal years ended January 31, 2015, 2014 and 2013, no customer represented more than 10% of revenue.

  (u) Recent Accounting Pronouncements

        Under the Jumpstart Our Business Startups Act (JOBS Act), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

        On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. We are evaluating the impact of the new standard on our consolidated financial position, results of operations and cash flows.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        On August 27, 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements at this point in time. As of January 31, 2015, we have not adopted this standard.

(3) Acquisitions

  (a) Agile Advantage, Inc.

        On July 18, 2012, we completed the acquisition of Agile Advantage, Inc. (Agile) and the results of Agile's operations have been included in the consolidated financial statements since that date. The total consideration paid by us was $420,000 all of which was paid in cash.

        The acquisition of Agile has been accounted for as a purchase of a business, and accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Agile, we recorded an intangible asset related to developed software technology for $420,000. The estimated useful life of the acquired developed software technology was 3 years which is being amortized on a straight-line basis.

  (b) Flowdock Oy

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

        The acquisition of Flowdock was accounted for as a purchase of a business, and accordingly, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Flowdock, we recorded intangible assets of $4.6 million, which was comprised of $1.9 million related to developed software and technology, $0.2 million related to trademark and domain names and $2.5 million related to goodwill. The estimated useful life of the acquired developed software and technology is five years and the estimated useful life of the trademark and domain names is 15 years.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(4) Goodwill and Acquired Intangible Assets

        In connection with the acquisition of Flowdock we recorded goodwill of $2.5 million. The change in goodwill from January 31, 2014 to January 31, 2015 was a result of foreign currency translation adjustments.

        As of January 31, 2015 and 2014, intangible assets, excluding goodwill, consist of the following (in thousands):

	January 31, 2015	January 31, 2014
Developed software technology	$2,578	$2,578
Trademark and domain names	226	226

	2,804	2,804
Less accumulated amortization	(1,422)	(895)

	$1,382	$1,909

        Amortization expense related to acquired intangible assets for the fiscal years ended January 31, 2015, 2014, and 2013 was $0.5 million, $0.5 million and $0.2 million, respectively.

        As of January 31, 2015, future estimated amortization expenses related to acquired intangible assets were as follows (in thousands):

Fiscal year ended January 31:
2016	$457
2017	387
2018	387
2019	15
2020	15
Thereafter	121

Total future estimated amortization expense	$1,382

(5) Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives with the exception of leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the related lease term.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(5) Property and Equipment (Continued)

        As of January 31, 2015 and 2014, property and equipment consisted of the following (in thousands):

	January 31, 2015	January 31, 2014
Computers, peripherals and software	$10,677	$8,935
Office furniture and equipment	1,897	1,523
Leasehold improvements	1,535	1,453

	14,109	11,911
Less accumulated depreciation and amortization	(8,690)	(6,342)

	$5,419	$5,569

        Depreciation expense related to property and equipment, for the fiscal years ended January 31, 2015, 2014, and 2013 was $2.5 million, $2.2 million and $1.7 million, respectively.

(6) Short-Term Investments

        As of January 31, 2015, our short-term investments, all of which are classified as held-to-maturity, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$36,417	$—	$(46)	$36,371
Commercial paper	14,993	—	—	14,993

Total short-term investments	$51,410	$—	$(46)	$51,364

        All investments in debt securities have been classified as held-to-maturity and measured at amortized cost in the consolidated balance sheets as we have both the intent and ability to hold the securities to maturity. As of January 31, 2015, the contractual maturities of our investments did not exceed 12 months.

(7) Fair Value Measurement

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. A hierarchy for inputs used in measuring fair value has been defined to minimize the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

        The fair value hierarchy prioritizes the inputs into three broad levels:

    Level 1 inputs utilize quoted prices in active markets for identical assets that we have the ability to access at period-end.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(7) Fair Value Measurement (Continued)

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

        The following table summarizes, for each category of assets, the respective fair value and the classification by level of input within the fair value hierarchy as of January 31, 2015 (in thousands):

		Fair Value Measurements Using
	Fair Value as of January 31, 2015
		Level 1	Level 2
Cash and cash equivalents:
Money market funds	$4,396	$4,396	$—
Certificates of deposit	1,743	—	1,743
Short-term investments:
Certificates of deposit	$36,371	$—	$36,371
Commercial paper	14,993	—	14,993

        The following table summarizes, for each category of assets, the respective fair value and the classification by level of input within the fair value hierarchy as of January 31, 2014 (in thousands):

		Fair Value Measurements Using
	Fair Value as of January 31, 2014
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

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(8) Accrued Liabilities

        Accrued liabilities as of January 31, 2015 and 2014 consisted of the following (in thousands):

	January 31, 2015	January 31, 2014
Accrued vacation and employee benefits	$2,024	$1,731
Accrued bonuses	1,576	733
Accrued commissions and salary	1,911	2,348

	$5,511	$4,812

(9) Revolving Credit Facility

        On November 5, 2014 we entered into a credit agreement with Wells Fargo Bank, National Association. The credit agreement provides for a secured revolving credit facility in an amount of up to $15.0 million, which includes a sublimit of $5.0 million for the issuance of sight commercial and standby letters of credit. Our obligation to repay advances under the credit agreement is evidenced by a promissory note. The credit agreement matures on October 31, 2015.

        No amounts were outstanding on the credit facility as of January 31, 2015. Any borrowings under the credit facility would have borne interest at a rate equal to the outstanding principal balance at a fluctuating rate per annum to be 1.5% above the daily one month London Interbank Offered Rate (LIBOR), which was 1.67% at January 31, 2015.

        Our obligations under the credit agreement is secured by substantially all of our assets and the assets of RSDI. The credit agreement contains customary representations and warranties, including negative covenants that limit or restrict without the banks consent, among other things, the payment of dividends, additional indebtedness, capital expenditures in excess of $10.0 million in a fiscal year, mergers, consolidation or transfer of assets, asset pledges, certain investments, guaranties, loans, and other matters customarily restricted in such agreements. In addition, the credit agreement includes a liquidity covenant that requires $35.0 million in unencumbered liquid assets as defined in the agreement. We were in compliance with our covenants as of January 31, 2015. The credit agreement also contained usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the agreement, violation of the restrictive covenants referred to above, violation of other contractual provisions, a material adverse change in our business, attachment of our assets, our insolvency or certain other events.

(10) Warrants

        The following table summarizes information about preferred stock warrants outstanding at April 17, 2013 (close of IPO):

	Preferred Stock Warrants
	A-1	B	C
Number of warrants outstanding	32,750	40,141	64,755
Exercise price	$2.50	$2.82	$3.78
Expiration	July 2015	May 2014 - June 2018	October 2015 - June 2018

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

        Preferred stock warrants were reported as liabilities at their estimated fair value. Changes in fair value were reflected in the consolidated statements of operations as a component of interest expense. We computed the fair value of warrants using a Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including volatility, risk free interest rates, and the fair value of preferred stock underlying the warrant. The use of different assumptions could have caused significant changes to fair value. Our estimated volatility utilized an average of the stock volatility of peer, publicly traded companies. The risk free interest rates were based on U.S. Treasury yields for treasury securities of similar maturity. The fair value of preferred stock underlying the warrants was estimated using the probability weighted expected return method (PWERM). Under the PWERM, share value was based upon the probability weighted present value of expected future net cash flows (distributions to stockholders), considering each of the possible future events and giving consideration for the rights and preferences of each class of stock. Accordingly, we computed the fair value of warrants to purchase preferred stock at January 31, 2013 and April 17, 2013 based on Level 3 inputs.

        At April 17, 2013, the fair value of the warrant liability was calculated using the following underlying assumptions:

April 17, 2013 (Close of IPO)
Risk-free interest rate	0.71%
Expected term	Remaining contractual term
Expected dividend yield	—
Expected volatility	49.0%

        In connection with the closing of our IPO, each of the preferred stock warrants automatically converted into a warrant to purchase shares of common stock with substantially the same terms. So long as the warrants remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of interest expense. We recognized $0.5 million and $0.7 million for the fiscal years ended January 31, 2014 and 2013, respectively, for the change in fair value of the warrants. At the time of conversion of the warrants upon the closing of our IPO, the fair value of the warrants was $2.1 million, which was reclassified as a component of additional paid-in capital.

        The following table presents our activity for preferred stock warrants for the fiscal years ended January 31, 2014 and 2013 (in thousands):

Warrant Liability
Balance at February 1, 2012	$925
Mark to estimated fair value through interest expense	679

Balance at January 31, 2013	1,604
Mark to estimated fair value through interest expense	462
Reclassification of preferred stock warrant liability into additional paid-in capital upon closing of IPO on April 17, 2013	(2,066)

Balance at January 31, 2014	$—

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

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

        During the fiscal year ended January 31, 2014, we issued 107,435 shares of our common stock upon the net exercise of common stock warrants to acquire 123,918 shares having a weighted-average exercise price of $3.13 per share. During the fiscal year ended January 31, 2015, we issued 387 shares of our common stock upon the net exercise of a common stock warrant to acquire 476 shares having a weighted average exercise price of $3.79 per share. We did not receive any cash proceeds in connection with these exercises. At January 31, 2015, warrants to purchase 13,252 shares of common stock were outstanding with a weighted-average exercise price of $3.79 per share.

(11) Redeemable Convertible Preferred Stock

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

(12) Stock Awards

        In April 2002, we established our 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and RSU awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. On February 4, 2013 and on March 1, 2013 our Board of Directors increased the shares authorized for grant pursuant to the 2002 Plan by 180,000 and 152,000, respectively. Our stockholders approved these increases on February 5, 2013 and

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Stock Awards (Continued)

March 1, 2013, respectively. As of January 31, 2015, we had 3,727,891 shares of common stock reserved for issuance under the 2002 Plan, of which 2,411,104 had been issued upon the exercise of options, the issuance of restricted stock awards or the vesting of RSUs, 960,574 were subject to outstanding options, 59,998 were subject to outstanding RSU awards and 296,215 were available for grant. Under the 2002 Plan, incentive stock options may be granted at an exercise price not less than 100% of the fair value of common stock on the date of grant, as determined by our Board of Directors.

        On March 19, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the 2013 Plan) and the ESPP. On March 29, 2013, our stockholders also approved the 2013 Plan and the ESPP, each of which became effective on April 11, 2013. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and other forms of equity compensation. The 2013 Plan also provides for the grant of performance cash awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of January 31, 2015, we had 3,586,015 shares of common stock reserved for issuance under the 2013 Plan, of which 82,509 had been issued upon the vesting of RSUs, 541,836 were subject to outstanding options, 871,229 were subject to outstanding RSU awards and 2,090,441 were available for grant. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the lesser of 5% of the total number shares of our common stock outstanding on the immediately preceding January 31, or a lesser amount of shares determined by our Board of Directors. Pursuant to the evergreen provision of the 2013 Plan, on February 1, 2015, common stock reserved for issuance under the 2013 Plan automatically increased by 1,270,830 shares.

        The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. As of January 31, 2015, we had 965,067 shares of common stock reserved for issuance under the ESPP, of which 489,894 shares have been issued and 475,173 are available for purchase. The number of shares of common stock reserved for issuance will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the least of (i) 2% of the total number of shares of our common stock outstanding on the immediately preceding January 31; (ii) 1,408,017 shares of common stock; or (iii) a lesser amount of shares determined by our Board of Directors. Pursuant to the evergreen provision of the ESPP, on February 1, 2015, common stock reserved for issuance under the ESPP automatically increased by 508,332 shares.

Stock Options

        Options granted to new employees generally vest over four years with 25% vesting on the first year anniversary and continuing monthly thereafter, and expire no more than 10 years from the date of grant. Options granted to current employees generally vest monthly over four years, and expire no more than 10 years from the date of grant. Options granted to new non-employee members of our Board of Directors vest annually over three years and options granted to existing non-employee members of our Board of Directors vest monthly over one year, and expire no more than 10 years from the date of grant. We recognize stock-based compensation cost on a straight-line basis over the requisite service period of the award.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Stock Awards (Continued)

        During the fiscal years ended January 31, 2015, 2014 and 2013, we granted options to employees and directors to purchase 335,613, 497,163 and 185,400 shares of common stock at a weighted-average exercise price of $12.79, $19.95 and $9.23 per share, and a weighted-average fair value on the date of grant of $5.96, $10.34 and $4.98 per share, respectively. The intrinsic value of stock options exercised during the fiscal years ended January 31, 2015, 2014 and 2013 was $1.6 million, $7.1 million and $3.7 million, respectively.

        The following table is a summary of stock option activity for the fiscal years ended January 31, 2015, 2014 and 2013:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at February 1, 2012	1,872,091	$3.05
Granted	185,400	9.23
Exercised	(417,267)	1.33
Forfeited	(42,870)	4.05

Outstanding at January 31, 2013	1,597,354	4.19
Granted	497,163	19.95
Exercised	(459,137)	2.68
Forfeited	(117,437)	8.64

Outstanding at January 31, 2014	1,517,943	9.46
Granted	335,613	12.79
Exercised	(174,125)	3.52
Forfeited	(177,021)	17.00

Outstanding at January 31, 2015	1,502,410	10.01

        The following table summarizes information about stock options outstanding and exercisable as of January 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.55 - 2.23	180,882	3.52	$1.07	180,813	$1.07
5.48	508,639	6.47	5.48	459,196	5.48
5.93 - 10.78	318,334	7.26	9.14	182,943	8.49
11.43 - 24.01	331,335	7.74	15.01	99,679	17.80
24.60 - 29.96	163,220	8.05	25.54	70,222	25.41

	1,502,410			992,853

        Options outstanding at January 31, 2015 have a weighted-average remaining contractual life of 6.7 years and a weighted-average exercise price of $10.01 per share and options exercisable have a

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Stock Awards (Continued)

weighted-average exercise price of $7.88 per share. As of January 31, 2015, 2014 and 2013, the aggregate intrinsic value of options outstanding was $6.0 million, $19.1 million and $10.5 million, respectively. As of January 31, 2015, 2014 and 2013, the aggregate intrinsic value of options exercisable was $5.5 million, $12.6 million and $7.0 million, respectively.

        We have computed the fair value of all options granted during the fiscal years ended January 31, 2015, 2014 and 2013 using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rates, volatility, expected dividend yield, and expected option life. The use of different assumptions could cause significant fluctuations in fair value. We estimated a volatility factor based on the common stock of peer companies and commencing May 1, 2014 a weighted-average of peer companies and our own volatility, and have estimated forfeiture rates based on past historical experience. The expected life input is based on historical exercise patterns and the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, we have computed the fair value of all options granted during the fiscal years ended January 31, 2015, 2014 and 2013 using the following assumptions:

Fiscal Year Ended January 31,
	2015	2014	2013
Risk-free interest rate	1.18% - 1.76%	1.01% - 1.94%	0.79% - 1.40%
Expected life	5.45 - 6.02 years	5.27 - 6.08 years	5.91 - 6.08 years
Expected dividend yield	—	—	—
Expected volatility	46.7% - 52.2%	48.3% - 56.8%	57.9% - 59.9%

        No excess tax benefit has been recognized relating to exercised stock options as no tax deductions have been realized through a reduction of taxes payable. As of January 31, 2015, we had $3.2 million of unrecognized stock-based compensation costs related to unvested stock options granted pursuant to the 2002 Plan and the 2013 Plan and the cost was expected to be recognized over a weighted-average period of 2.42 years.

  Restricted Stock Units

        RSUs granted to new employees generally vest over four years with 25% vesting on the first year anniversary and continuing semiannually thereafter and RSUs granted to current employees generally vest semiannually over four years. RSUs granted to new non-employee members of our Board of Director vest annually over three years and RSUs granted to existing non-employee members of our Board of Directors vest at the end of one year.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Stock Awards (Continued)

        The following table is a summary of RSU activity for the fiscal year ended January 31, 2015 and 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at February 1, 2013	—	$—
Granted	464,942	20.93
Vested	—	—
Forfeited	(5,960)	24.77

Non-vested at January 31, 2014	458,982	20.88
Granted	735,367	11.06
Vested	(142,509)	18.65
Forfeited	(120,613)	18.55

Non-vested at January 31, 2015	931,227	13.76

        On February 5, 2013, we granted 119,998 RSUs to certain employees under the 2002 Plan in connection with an acquisition. 60,000 of the RSUs vested in April 2014 and the remaining 59,998 RSUs vested in February 2015.

        Minimum payroll tax withholdings paid to tax authorities on behalf of employees are classified as a financing activity in the statement of cash flows and reduces additional paid-in capital.

        Unvested RSUs at January 31, 2015 have a weighted-average remaining contractual life of 1.72 years and a weighted-average grant date fair value of $13.76 per share, which is expected to be recognized over the applicable vesting period. As of January 31, 2015, we had $9.5 million of unrecognized stock-based compensation with respect to all RSUs and the cost was expected to be recognized over a weighted-average period of 3.17 years.

  Restricted Stock

        On July 31, 2012 and in connection with our acquisition of Agile Advantage, Inc., we issued 9,600 shares of restricted stock. All of such shares vested in full on July 19, 2013. The fair value of approximately $0.1 million was recorded as stock-based compensation expense over twelve months. The restricted stock was issued from the 2002 Plan and reduced the number of shares available for grant.

  Employee Stock Purchase Plan

        The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on a purchase date, whichever is lower. The initial offering commenced on April 11, 2013 and the initial purchase date was December 13, 2013. During the fiscal year ended January 31, 2015, 331,565 shares were issued under the ESPP for an aggregate purchase price of $2.7 million. The current twelve month offering commenced on December 16, 2014 and will allow eligible participants to purchase common stock at the lower of 85% of $9.59, or $8.15 per share, and 85% of the fair market value of the common stock on the purchase date. Accumulated employee withholdings of $0.4 million at January 31, 2015 associated with the next purchase date on June 15, 2015 are included in other current liabilities.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Stock Awards (Continued)

        The following assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the ESPP:

	Fiscal Year Ended January 31,
	2015	2014
Risk-free interest rate	0.07% - 0.21%	0.09% - 0.11%
Expected life	0.50 - 1.00 years	0.67 - 1.17 years
Expected dividend yield	—	—
Expected volatility	56.4% - 67.6%	45.6%

        As of January 31, 2015, we had $0.9 million of unrecognized stock-based compensation costs related to the ESPP and the cost was expected to be recognized over a weighted-average period of 0.7 years.

(13) Information by Geographic Areas

        Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer's seats are provisioned. The ship-to country is generally the same as the billing country. The following table presents our revenue by geographic region for the fiscal years ended January 31, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
United States	$75,948	$63,575	$49,233
International	11,555	10,754	7,613

	$87,503	$74,329	$56,846

        Other than the United States, no other individual country exceeded 4% of total revenue during any of the periods presented. International revenue for the fiscal years ended January 31, 2015, 2014 and 2013 is primarily attributable to Australia, Canada, China, France, the Netherlands and the United Kingdom. Primarily all of our property and equipment is located in the United States.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes

        The domestic and foreign components of net loss, and the provision for income taxes for the fiscal years ended January 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Net loss before income taxes:
Domestic	$(34,044)	$(22,249)	$(11,059)
Foreign	972	2,291	407

	$(33,072)	$(19,958)	$(10,652)

Current provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	692	173	128

	692	173	128

Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Income tax provision (benefit)	$692	$173	$128

        The difference in total provision for income taxes that would result from applying the 35% federal statutory rate to the net loss before provision for income taxes and the reported provision for income taxes are as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Reconciliation of effective tax rate:
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	3.6	2.5
Permanent items	(6.2)	(9.2)	(8.4)
Valuation allowance	(37.1)	(34.3)	(40.6)
Research and experimentation credits	2.6	—	10.1
Foreign rate differential	0.2	1.2	0.3
Other	(0.3)	2.8	(0.1)

Effective income tax rate	(2.1)%	(0.9)%	(1.2)%

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

        Components of the net deferred tax assets as of January 31, 2015 and 2014 are as follows (in thousands):

	January 31,
	2015	2014
Deferred tax assets:
Research and experimentation carryforwards	$5,902	$3,704
Net operating loss carryforwards	38,817	28,390
Deferred compensation	691	587
Deferred revenue	968	2,052
Intangible assets	253	293
Deferred rent	578	618
Stock-based compensation	1,275	641
Other	168	194

Gross deferred tax assets	48,652	36,480

Deferred tax liabilities:
Fixed assets	151	229
Other	—	—

Gross deferred tax liabilities	151	229

Net deferred tax assets before valuation allowance	48,501	36,251
Valuation allowance	(48,501)	(36,251)

Deferred tax assets (liabilities), net	$—	$—

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

        During the fiscal years ended January 31, 2015 and 2014, the valuation allowance increased by $12.2 million and $6.9 million, respectively, due to the increase in deferred tax assets, primarily related to increases in our net operating loss and research and experimentation tax credit carryforwards.

        As of January 31, 2015, we had federal and state net operating loss carryforwards of approximately $101.9 million and $87.0 million, respectively. At January 31, 2015, we also had federal research and

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

experimentation tax credit carryforwards of $5.9 million. The net operating loss carryforwards and tax credits expire at various dates through January 31, 2035.

        We believe that we have not taken an uncertain tax position on prior tax filings and therefore have not recorded a liability for unrecognized tax benefits.

        We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, tax years 2001 through 2014 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In the foreign jurisdictions, tax years 2009 through 2014 remain subject to examination.

(15) Net Loss per Share

        We calculate basic and diluted net loss per share of common stock by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have excluded all potentially dilutive shares, which include outstanding common stock options, warrants for redeemable convertible preferred stock and common stock, outstanding restricted common stock and RSUs, redeemable convertible preferred stock and ESPP obligations, from the weighted-average number of shares of common stock outstanding as their inclusion in the computation for all periods would be antidilutive due to net losses. Our redeemable, convertible preferred stock were participating securities and were excluded from the earnings per share calculation as they did not have a right to share in an obligation to fund our net losses.

        The following common stock equivalents were excluded from consideration in diluted net loss per share because they had an antidilutive impact:

	Fiscal Year Ended January 31,
	2015	2014	2013
Options to purchase common stock	1,502,410	1,517,943	1,597,354
Warrants to purchase redeemable convertible preferred stock	—	—	137,646
Warrants to purchase common stock	13,252	13,728	48,400
Restricted common stock	—	—	9,600
Restricted stock units	931,227	458,982	—
Redeemable convertible preferred stock	—	—	14,335,869
ESPP obligations(1)	160,437	146,530	—

	2,607,326	2,137,183	16,128,869

(1)
ESPP obligations for the fiscal year ending January 31, 2015 and 2014 represent an estimate of the number of the shares to be issued to employees when considering employee contributions withheld as of January 31, 2015 and 2014 and an estimate of contributions over the remaining current purchase period of the offering.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(15) Net Loss per Share (Continued)

        Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2015	2014	2013
Numerator:
Net loss	$(33,764)	$(20,131)	$(10,780)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	25,093	19,841	2,101

Net loss per share of common stock, basic and diluted	$(1.35)	$(1.01)	$(5.13)

(16) Employee Benefit Plan

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

(17) Commitments and Contingencies

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

        The initial term of the amended and restated office lease is ten years and will commence upon the occupancy date of the new building, currently expected to be on or about June 15, 2015, and extend through June 30, 2025, in each case subject to change based on the construction schedule. The lease term for the current office space was extended to end contemporaneously with the end of the initial term for the amended and restated office lease. We have the option to extend the term of the lease for two periods of five years each.

        In September 2013, and as required in the amended and restated office lease, we placed $4.2 million in a bank account that is pledged to the landlord as a security deposit. This restricted cash is reflected as long-term restricted cash in our consolidated balance sheet and replaced the former security deposit, which was a $2.5 million letter of credit that was cancelled. Provided that we have not been in default under the amended and restated office lease and have met certain financial covenants during the five-year period commencing upon our occupancy of the new building, we have the right to reduce the cash security deposit to $2.1 million. The amended and restated lease also provides us with a tenant finish allowance of approximately $4.6 million.

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

        We are currently in the process of locating a sublessor for the 89,000 square foot addition of office space. To the extent we are successful, any sublease entered into requires the consent of our landlord and will reduce our future minimum lease payments on a net basis.

        We occupy additional leased facilities of approximately 22,000 square feet of office space in Denver, Colorado and 10,000 square feet of office space in Raleigh, North Carolina and approximately 5,200 square feet of office space in the Seattle, Washington area. We are currently in the process of locating a sublessor for the Seattle, Washington office space. In May 2014, we executed an agreement to sublease approximately 5,000 square feet of our prior Denver, Colorado facility. The sublease rent commencement date was July 1, 2014 and will extend through October 15, 2015. We anticipate receiving $0.1 million in rent payments during the remaining term of the sublease, which will offset our rent expense for this facility.

        We also occupy additional leased facilities of less than 6,000 square feet of office space in London, England; Melbourne, Australia; Sydney, Australia; Helsinki, Finland; Singapore; and Amsterdam, the Netherlands.

        Total rent expense for the fiscal years ended January 31, 2015, 2014 and 2013 was $3.2 million, $2.3 million and $1.6 million, respectively.

        As of January 31, 2015, future minimum lease payments under operating leases (assuming a June 15, 2015 commencement date for the amended and restated office lease) were as follows (in thousands):

Fiscal year ended January 31:
2016	$4,367
2017	4,674
2018	4,538
2019	4,421
2020	4,509
Thereafter	26,278

Total future minimum lease payments	$48,787

  (b) Purchase Commitments

        We have commitments for internet bandwidth usage, data centers and cloud-based computing services with various service providers. As of January 31, 2015, future minimum purchase commitments were as follows (in thousands):

Fiscal year ended January 31:
2016	$361
2017	92
2018	23

Total future minimum purchase commitments	$476

RALLY SOFTWARE DEVELOPMENT CORP.

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

  (c) Legal

        In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effective on our financial position, results of operations or cash flows. We accrue for loss contingencies when it is both probable that we will incur the loss and when the amount of the loss can be reasonably estimated. As of January 31, 2015, there were no material pending or threatened legal actions or proceedings against us.

  (d) Product Indemnification

        Our arrangements with customers generally include an indemnification provision that we will indemnify and defend a customer in actions brought against the customer that claim our solutions and services infringe upon a valid patent, copyright, or trademark. Historically, we have not incurred any material costs related to indemnification claims.

  (e) Self-insurance reserves

        Effective January 1, 2013, we use a combination of insurance and self-insurance plans to provide for the potential liabilities for employee medical health care benefits. Claims with dates of service prior to January 1, 2013 were covered and paid by our prior premium based medical insurance plan. Liabilities associated with the risks that are retained by us are estimated by considering historical claims experience and severity factors. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.2 million and $0.1 million at January 31, 2015 and 2014, respectively, which amount was included in accrued liabilities in the accompanying consolidated balance sheets.

  (f) Severance

        During the fiscal year ended January 31, 2015, we recorded in sales and marketing expense severance obligations of approximately $0.4 million. As of January 31, 2015, approximately $0.3 million was included in accrued liabilities in the accompanying consolidated balance sheet. The remaining balance will be paid in the first quarter of the fiscal year ended January 31, 2016.

        During the fiscal year ended January 31, 2014, we recorded in sales and marketing expense severance obligations of approximately $1.1 million consisting of $1.0 million in cash and $0.1 million in stock based compensation. As of January 31, 2014, approximately $0.2 million was included in accrued liabilities in the accompanying consolidated balance sheet. The remaining balance was paid in the first quarter of the fiscal year ended January 31, 2015.

(18) Subsequent Events

        We have evaluated subsequent events that occurred after January 31, 2015 through April 7, 2015, the date at which the consolidated financial statements were issued. No material events were identified.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

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

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. Based on the evaluation of our disclosure controls and procedures as of January 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

        Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2015.

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm. For as long as we remain an "emerging growth company" as defined in the JOBS Act, we are exempt from the requirement that our registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

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

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 will be set forth under the headings "Proposal 1 Election of Directors," "Executive Officers," "Information Regarding the Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, or the Proxy Statement and is incorporated into this report by reference.

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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 will be set forth under the headings "Information Regarding the Board of Directors and Corporate Governance" and "Related-Person Transaction Policy and Procedures" in the Proxy Statement and is incorporated into this report by reference.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this Item 14 will be set forth under the headings "Proposal 2 Ratification of Selection of Independent Registered Public Accounting Firm" in the Proxy Statement and is incorporated into this report by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

  (a) Financial Statements

        The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, entitled "Financial Statements and Supplementary Data."

  (b) Financial Statement Schedules

        All schedules are omitted as information required is inapplicable or the information is presented in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

  (c) Exhibits

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

Date: April 7, 2015

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

Signature	Title	Date

/s/ TIMOTHY A. MILLER Timothy A. Miller	President, Chief Executive Officer and Chairman (Principal Executive Officer)	April 7, 2015
/s/ JAMES M. LEJEAL James M. Lejeal	Chief Financial Officer and Treasurer (Principal Financial Officer)	April 7, 2015
/s/ KENNETH M. MESIKAPP Kenneth M. Mesikapp	Chief Accounting Officer, Vice President and Assistant Secretary (Principal Accounting Officer)	April 7, 2015
/s/ THOMAS F. BOGAN Thomas F. Bogan	Director	April 7, 2015

Signature	Title	Date

/s/ MARK T. CARGES Mark T. Carges	Director	April 7, 2015
/s/ MARGARET E. PORFIDO Margaret E. Porfido	Director	April 7, 2015
/s/ YANCY L SPRUILL Yancey L. Spruill	Director	April 7, 2015
/s/ BRYAN D. STOLLE Bryan D. Stolle	Director	April 7, 2015
/s/ TIMOTHY V. WOLF Timothy V. Wolf	Director	April 7, 2015

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Rally Software Development Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)
3.2
Amended and Restated Bylaws of Rally Software Development Corp. as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)
4.1
Form of Rally Software Development Corp.'s Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 187173), originally filed with the Securities and Exchange Commission on March 11, 2013)
10.1.1
Fourth Amended and Restated Investor Rights Agreement, by and among Rally Software Development Corp. and the investors named therein, dated as of May 27, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)
10.1.2
Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement, by and among Rally Software Development Corp. and the stockholders named therein, dated as of April 1, 2013 (incorporated by reference to Exhibit 10.1.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)
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

Exhibit No.		Description
10.4	+	Rally Software Development Corp. 2013 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 00135868) as filed with the Securities and Exchange Commission on April 11, 2014)
10.5	+
Form of Indemnification Agreement made by and between Rally Software Development Corp. and each of its directors and officers (incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)
10.6
Amended and Restated Office Lease by and between Rally Software Development Corp. and 3333 Walnut, LLC, dated as of June 10, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)
10.7.1
Amended and Restated Loan and Security Agreement by and between Rally Software Development Corp. and Square 1 Bank, dated as of December 22, 2010, as amended on July 28, 2011, December 16, 2011, February 3, 2012, April 24, 2012 and January 30, 2013 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)
10.7.2
Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Rally Software Development Corp. and Square 1 Bank, dated as of June 19, 2013 (incorporated herein by reference to Exhibit 10.7.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-189928), originally filed with the Securities and Exchange Commission on July 12, 2013)
10.7.3
Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Rally Software Development Corp. and Square 1 Bank, dated October 2, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on December 11, 2013)
10.7.4
Eighth Amendment to the Amended and Restated Loan and Security Agreement by and between Rally Software Development Corp. and Square 1 Bank, dated December 13, 2013 (incorporated herein by reference to Exhibit 10.7.4 to the Registrant's Annual Report on Form 10-K (File No. 00135868) as filed with the Securities and Exchange Commission on April 11, 2014)
10.8
Amended and Restated Warrant to Purchase Stock dated May 15, 2013, held by SVB Financial Group (incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-189928), originally filed with the Securities and Exchange Commission on July 12, 2013)
10.9
Amended and Restated Warrant to Purchase Stock dated May 16, 2013, issued to Square 1 Bank (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-189928), originally filed with the Securities and Exchange Commission on July 12, 2013)

Exhibit No.		Description
10.10		Amended and Restated Warrant to Purchase Stock, dated May 16, 2013 issued to Square 1 Bank (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-189928), originally filed with the Securities and Exchange Commission on July 12, 2013)
10.11
Form of Warrant to purchase Common Stock, dated May 20, 2008, and a schedule of warrant holders (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)
10.12	+	Amended and Restated Severance Plan
10.13.1	+
Management bonus program for the first half of fiscal 2013 (incorporated herein by reference to Exhibit 10.14.5 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)
10.13.2	+
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
10.13.5	+
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
10.14.6	+
Separation Agreement and General Release by and between Rally Software Development Corp. and Don Hazell, dated November 13, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on December 11, 2013)
10.15.1	+
Sales Compensation Plan between Rally Software Development Corp. and Daniel A. Patton for the fourth quarter of fiscal 2014 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 00135868) as filed with the Securities and Exchange Commission on April 11, 2014)
10.15.2	+	Separation Agreement by and between Rally Software Development Corp. and Daniel A. Patton, dated December 18, 2014
10.15.3	+
FY2016 Metric Based Bonus—Executive Plan of Rally Software Development Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on April 3, 2015)
10.16
Credit Agreement, dated as of November 5, 2014, by and between Rally Software Development Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 00135868) as filed with the Securities and Exchange Commission on November 7, 2014)
21.1
List of subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187173), originally filed with the Securities and Exchange Commission on March 11, 2013)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1		Certification of Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Principal Financial Officer pursuant Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350(1)
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350(1)
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

Exhibit No.		Description
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

+
Indicates management contract or compensatory plan.

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2014 and January 31, 2015, (ii) Consolidated Statements of Operations for each of the years in the three-year period ended January 31, 2015, (iii) Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended January 31, 2015, (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended January 31, 2015, and (v) Notes to Consolidated Financial Statements.

(1)
This certification accompanies the Annual Report on Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.