Form 10-Q
period 2015-04-30
Rally Software Development Corp
filed 2015-06-04
CIK 1313911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On June 1, 2015, the registrant had 25,647,852 shares of common stock, $0.0001 par value per share, outstanding.

RALLY SOFTWARE DEVELOPMENT CORP.

FORM 10-Q

Quarterly Period Ended April 30, 2015

Rally, the Rally logo and other trademarks or service marks of Rally Software Development Corp. appearing in this Quarterly Report on Form 10-Q are the property of Rally Software Development Corp. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	April 30, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14,564	$15,175
Short-term investments	53,152	51,410
Restricted cash	—	15
Accounts receivable, net	19,014	25,986
Other receivables	384	117
Prepaid expenses and other current assets	3,799	3,393
Total current assets	90,913	96,096
Property and equipment, net	5,444	5,419
Goodwill	2,049	2,104
Intangible assets, net	1,250	1,382
Restricted cash	4,200	4,200
Other assets	503	671
Total assets	$104,359	$109,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,467	$3,230
Accrued liabilities	4,353	5,511
Deferred revenue	43,733	43,978
Employee stock purchase plan withholding	1,126	425
Other current liabilities	1,531	1,484
Total current liabilities	54,210	54,628
Deferred revenue, net of current portion	458	697
Other long-term liabilities	1,105	876
Total liabilities	55,773	56,201
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value per share. At April 30, 2015 and January 31, 2015, authorized, 200,000,000 shares; issued and outstanding, 25,643,234 and 25,416,609 shares, respectively	3	3
Additional paid-in capital	185,374	183,532
Accumulated deficit	(136,350)	(129,424)
Accumulated other comprehensive loss	(441)	(440)
Total stockholders’ equity	48,586	53,671
Total liabilities and stockholders’ equity	$104,359	$109,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Revenue:
Subscription and support	$19,203	$16,105
Perpetual license	267	639
Total product revenue	19,470	16,744
Professional services	4,981	2,687
Total revenue	24,451	19,431
Cost of revenue (1):
Product	2,977	2,396
Professional services	4,033	2,771
Total cost of revenue	7,010	5,167
Gross profit	17,441	14,264
Operating expenses (1):
Sales and marketing	12,992	11,410
Research and development	6,314	5,986
General and administrative	5,164	5,188
Total operating expenses	24,470	22,584
Loss from operations	(7,029)	(8,320)
Other (expense) income:
Interest and other income	52	39
Loss on foreign currency transactions and other gain (loss)	(84)	(82)
Loss before provision for income taxes	(7,061)	(8,363)
Provision (benefit) for income taxes	(135)	118
Net loss attributable to common stockholders	$(6,926)	$(8,481)
Net loss per common share:
Basic and diluted	$(0.27)	$(0.34)
Weighted-average common shares outstanding:
Basic and diluted	25,538	24,816

(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2015	2014
Cost of product revenue	$94	$95
Cost of professional services revenue	73	89
Sales and marketing	435	438
Research and development	305	412
General and administrative	656	522
	$1,563	$1,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Net loss	$(6,926)	$(8,481)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1)	56
Comprehensive loss	$(6,927)	$(8,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended April 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(6,926)	$(8,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	762	724
Noncash stock-based compensation expense	1,563	1,556
Other	5	19
Changes in operating assets and liabilities:
Accounts receivable	6,972	5,742
Other receivables	(268)	(30)
Prepaid expenses and other current assets	(405)	(867)
Restricted cash	15	—
Other assets	155	36
Accounts payable and accrued liabilities	(1,159)	(1,183)
Deferred revenue	(484)	(1,075)
Other current liabilities	748	815
Other long-term liabilities	228	(15)
Net cash provided by (used) in operating activities	1,206	(2,759)
Cash flows from investing activities:
Purchase of property and equipment	(365)	(648)
Purchase of investments	(27,958)	—
Proceeds from maturities of investments	26,225	—
Proceeds from sale of property and equipment	1	1
Net cash (used) in investing activities	(2,097)	(647)
Cash flows from financing activities:
Proceeds from exercise of common stock options	470	246
Proceeds from exercise of common stock warrants	20	—
Payment of payroll taxes related to net settled restricted stock units	(210)	—
Net cash provided by financing activities	280	246
Net (decrease) in cash and cash equivalents	(611)	(3,160)
Cash and cash equivalents-beginning of period	15,175	88,891
Cash and cash equivalents-end of period	$14,564	$85,731
Supplementary information:
Cash paid for income taxes	$92	$44
Noncash investing and financing activities:
Property and equipment purchases in accounts payable	$340	$304

The accompanying notes are an integral part of these condensed consolidated financial statements.

RALLY SOFTWARE DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Description and Nature of Business and Operations

Rally Software Development Corp. (we, our or us) delivers software and services that drive agility. Organizations worldwide use our solutions to navigate evolving market demands, improve performance, and accelerate the pace of innovation to deliver value faster. Our enterprise class cloud-based platform transforms the way organizations manage the software development lifecycle by aligning software development with strategic business objectives, facilitating collaboration, and increasing transparency. By applying Agile and Lean approaches, our consulting and training services help companies innovate, lead, adapt, and deliver.

Our headquarters are located in Boulder, Colorado. We were incorporated in the State of Delaware on July 12, 2001. At April 30, 2015, we had six subsidiaries: Rally Software Development International Corp. (RSDI); Rally Software Development Australia Pty Limited; Rally Software Development Netherlands B.V.; Rally Software Development Canada B.C. Ltd.; Rally Singapore Pte Ltd.; and Flowdock Oy.

Our fiscal year ends on January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.

As further described under note 15, Subsequent Events, below, on May 27, 2015, we entered into an Acquisition Agreement (the Acquisition Agreement) with CA, Inc., a Delaware corporation (CA), and Grand Prix Acquisition Corp., a Delaware corporation and wholly owned subsidiary of CA (Purchaser). Pursuant to the Acquisition Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence a cash tender offer to acquire all of the shares of our common stock (the Offer).  Following the consummation of the Offer, the Acquisition Agreement provides that Purchaser will merge with and into us (the Merger) and we will become a wholly owned subsidiary of CA.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed notes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been included. The results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for the year ending January 31, 2016 or for other interim periods or future years. The condensed consolidated balance sheet as of January 31, 2015 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission, or SEC, on April 7, 2015.

(b) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The more critical estimates and related assumptions that affect our consolidated financial condition and results of operations are in the areas of revenue recognition; measurement of the fair value of equity instruments, including stock-based compensation; impairment assessment of goodwill, intangible assets and other long-lived assets; and income taxes. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates.

(c) Cash and Cash Equivalents

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

(d) Investment Securities

Investment securities at April 30, 2015 consist of certificates of deposit and commercial paper. We classify our debt securities as held-to-maturity. Held-to-maturity debt securities are those debt securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Interest and other income” line item in our condensed consolidated statements of operations. Dividend and interest income is recognized when earned. Our condensed consolidated statements of operations do not reflect any impairment (that is, the difference between the security’s amortized cost basis and fair value) on held-to-maturity debt securities due to the fact that management has no intent to sell and believes that it is more likely than not that we will not be required to sell a security prior to any recovery.

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

Upon retirement or sale, the costs of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other gain (loss) in the condensed consolidated statements of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed in the period incurred.

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

(f) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. We apply ASC 350, “Intangibles—Goodwill and Other,” and perform an annual goodwill impairment test during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, we have determined that we have one reporting unit and we make a qualitative assessment to determine if goodwill may be impaired. If it is more likely than not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of indefinite-lived intangible assets is also charged to operations as an impairment loss. To date, no such impairment has occurred.

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

Professional services revenue is accounted for separately from subscription and perpetual license revenue when VSOE exists and, for subscriptions, has stand-alone value to the customer. Professional services are generally provided on a time-and-materials basis. The services that are provided on a time-and-materials basis are recognized as services are provided. However, professional services that do not have stand-alone value to the customer are recognized ratably over the remaining subscription period. We present reimbursements received for out of pocket expenses within professional services revenue. Reimbursement revenue was approximately $0.5 million and $0.3 million for the three months ended April 30, 2015 and 2014, respectively.

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

(j) Stock-Based Compensation

Stock-based compensation to employees and members of our Board of Directors is measured at the grant date fair values of the respective options to purchase our common stock, and expensed on a straight-line basis over the period in which the holder is required to provide services, which is usually the vesting period. We determine the grant date fair value of all stock options using the Black-Scholes option pricing model. An estimate of forfeitures is applied when calculating compensation expense. Restricted stock units (RSUs) are measured at fair value based on our share price at the date of grant and expensed on a straight-line basis over the period in which the holder is required to provide services, which is generally the vesting period. We recognize compensation expense related to shares issued pursuant to our 2013 Employee Stock Purchase Plan (the ESPP), on a straight-line basis over the offering period, which is generally one year with the exception of the initial purchase period within an offering period, which is generally six months.

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

We maintain short-term intercompany payables denominated in each subsidiary’s functional currency. Gains and losses associated with remeasurement of these payables into U.S. dollars are presented within loss on foreign currency transactions included in the condensed consolidated statements of operations as we intend to settle these payables in cash.

(l) Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. At April 30, 2015, we had $38.4 million in certificates of deposits at various financial institutions, of which $28.7 million are fully insured by the Federal Deposit Insurance Corporation. Of the certificates of deposits held at April 30, 2015, $0.2 million were classified as cash equivalents and $38.2 million were classified as short-term investments. Primarily all of the remaining amount of cash, cash equivalents and short-term investments were held at financial institutions that we believe to be creditworthy and represent minimal risk of loss of principle. We invest in commercial paper with a minimum rating of A-1, P-1, F-1 or better by two of the three Nationally Recognized Statistical Rating Organizations, which includes Moody’s investor service, Standard & Poor’s and Fitch Ratings. Large bank certificates of deposit must have a minimum rating of A or better.

We perform ongoing evaluations of our customers’ financial condition and do not require any collateral to support receivables. As of April 30, 2015, one customer with a balance of approximately $2.0 million represented 10% of accounts receivable. At January 31, 2015, no customer accounted for more than 10% of accounts receivable. During the three months ended April 30, 2015 and 2014, no customer represented more than 10% of revenue.

(m) Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (JOBS Act), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is currently effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. At this time, the FASB is seeking public comment on a proposal to defer the effective date by one year. We are evaluating the impact of the new standard on our condensed consolidated financial position, results of operations and cash flows.

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements at this point in time. As of April 30, 2015, we have not adopted this standard.

On April 15, 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses under ASC 350-40. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance in this ASU supersedes paragraph 350-40-25-16 and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements at this point in time.

(3) Goodwill and Acquired Intangible Assets

In connection with the acquisition of Flowdock Oy in the first quarter of fiscal 2014, we recorded goodwill of $2.5 million. The change in goodwill from January 31, 2015 to April 30, 2015 was a result of foreign current translation adjustments.

As of April 30, 2015 and January 31, 2015, intangible assets, excluding goodwill, consist of the following (in thousands):

	April 30, 2015	January 31, 2015
Developed software technology	$2,578	$2,578
Trademark and domain names	226	226
	2,804	2,804
Less accumulated amortization	(1,554)	(1,422)
	$1,250	$1,382

Amortization expense related to acquired intangible assets for each of the three months ended April 30, 2015 and 2014 was $0.1 million.

As of April 30, 2015, future estimated amortization expenses related to acquired intangible assets were as follows (in thousands):

Fiscal year ended January 31:
2016 (remaining nine months)	$325
2017	387
2018	387
2019	15
2020	15
Thereafter	121
Total future estimated amortization expense	$1,250

(4) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. These assets are depreciated and amortized using the straight-line method over their estimated useful lives with the exception of leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the related lease term.

As of April 30, 2015 and January 31, 2015, property and equipment consisted of the following (in thousands):

	April 30, 2015	January 31, 2015
Computers, peripherals and software	$10,985	$10,677
Office furniture and equipment	1,989	1,897
Leasehold improvements	1,744	1,535
	14,718	14,109
Less accumulated depreciation and amortization	(9,274)	(8,690)
	$5,444	$5,419

Depreciation expense related to property and equipment for each of the three months ended April 30, 2015 and 2014 was $0.6 million.

(5) Short-Term Investments

As of April 30, 2015, our short-term investments, all of which are classified as held-to-maturity, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$38,161	$1	$(25)	$38,136
Commercial paper	14,991	3	—	14,994
Total short-term investments	$53,152	$4	$(25)	$53,130

All investments in debt securities have been classified as held-to-maturity and measured at amortized cost in the condensed consolidated balance sheets as we have both the intent and ability to hold the securities to maturity. As of April 30, 2015, the contractual maturities of our investments did not exceed 12 months.

(6) Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. A hierarchy for inputs used in measuring fair value has been defined to minimize the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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

The following table summarizes, for each category of assets, the respective fair value and the classification by level of input within the fair value hierarchy as of April 30, 2015 (in thousands):

	Fair Value as of	Fair Value Measurements Using
	April 30, 2015	Level 1	Level 2
Cash and cash equivalents:
Money market funds	$4,187	$4,187	$—
Certificates of deposit	249	—	249
Short-term investments:
Certificates of deposit	$38,136	$—	$38,136
Commercial paper	14,994	—	14,994

The following table summarizes, for each category of assets, the respective fair value and the classification by level of input within the fair value hierarchy as of January 31, 2015 (in thousands):

	Fair Value as of	Fair Value Measurements Using
	January 31, 2015	Level 1	Level 2
Cash and cash equivalents:
Money market funds	$4,396	$4,396	$—
Certificates of deposit	1,743	—	1,743
Short-term investments:
Certificates of deposit	$36,371	$—	$36,371
Commercial paper	14,993	—	14,993

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

(7) Accrued Liabilities

Accrued liabilities as of April 30, 2015 and January 31, 2015 consisted of the following (in thousands):

	April 30, 2015	January 31, 2015
Accrued vacation and employee benefits	$2,211	$2,024
Accrued bonuses	1,005	1,576
Accrued commissions and salary	1,137	1,911
	$4,353	$5,511

(8) Revolving Credit Facility

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

No amounts were outstanding on the credit facility as of April 30, 2015. Any borrowings under the credit facility would have borne interest at a rate equal to the outstanding principal balance at a fluctuating rate per annum to be 1.5% above the daily one month London Interbank Offered Rate (LIBOR), which was 1.68% at April 30, 2015.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of RSDI. The credit agreement contains customary representations and warranties, including negative covenants that limit or restrict without the banks consent, among other things, the payment of dividends, additional indebtedness, capital expenditures in excess of $10.0 million in a fiscal year, mergers, consolidation or transfer of assets, asset pledges, certain investments, guaranties, loans, and other matters customarily restricted in such agreements. In addition, the credit agreement includes a liquidity covenant that requires $35.0 million in unencumbered liquid assets as defined in the credit agreement. We were in compliance with our covenants as of April 30, 2015. The credit agreement also contained usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the credit agreement, violation of the restrictive covenants referred to above, violation of other contractual provisions, a material adverse change in our business, attachment of our assets, our insolvency or certain other events.

(9) Warrants

During the three months ended April 30, 2014, we issued 387 shares of our common stock upon the net exercise of a common stock warrant to acquire 476 shares having an exercise price of $3.79 per share. We did not receive any cash proceeds in connection with this exercise. During the three months ended April 30, 2015, we issued 5,301 shares of our common stock upon the cash exercise of a common stock warrant having an exercise price of $3.78 per share. At April 30, 2015, warrants to purchase 7,951 shares of common stock were outstanding with a weighted-average exercise price of $3.78 per share.

(10) Stock Awards

In April 2002, we established our 2002 Stock Option Plan (the 2002 Plan). The 2002 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and RSU awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of April 30, 2015, we had 3,727,891 shares of common stock reserved for issuance under the 2002 Plan, of which 2,592,583 had been issued upon the exercise of options, the issuance of restricted stock awards or the vesting of RSUs, 822,085 were subject to outstanding options and 313,223 were available for grant. Under the 2002 Plan, incentive stock options may be granted at an exercise price not less than 100% of the fair value of common stock on the date of grant, as determined by our Board of Directors.

On March 19, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the 2013 Plan) and the ESPP. On March 29, 2013, our stockholders also approved the 2013 Plan and the ESPP, each of which became effective on April 11, 2013. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and other forms of equity compensation. The 2013 Plan also provides for the grant of performance cash awards. Incentive stock options may only be granted to employees. All other awards may be granted to employees, directors and consultants. As of April 30, 2015, we had 4,856,845 shares of common stock reserved for issuance under the 2013 Plan, of which 139,666 had been issued upon the exercise of options or the vesting of RSUs, 860,088 were subject to outstanding options, 1,051,900 were subject to outstanding RSU awards and 2,805,191 were available for grant. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the lesser of 5% of the total number shares of our common stock outstanding on the immediately preceding January 31, or a lesser amount of shares determined by our Board of Directors. Pursuant to the evergreen provision of the 2013 Plan, on February 1, 2015, common stock reserved for issuance under the 2013 Plan automatically increased by 1,270,830 shares.

The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. As of April 30, 2015, we had 1,473,399 shares of common stock reserved for issuance under the ESPP, of which 489,894 shares have been issued and 983,505 are available for purchase. The number of shares of common stock reserved for issuance will automatically increase on February 1 of each fiscal year, starting on February 1, 2014 and continuing through February 1, 2023, by the least of (i) 2% of the total number of shares of our common stock outstanding on the immediately preceding January 31; (ii) 1,408,017 shares of common stock; or (iii) a lesser amount of shares determined by our Board of Directors. Pursuant to the evergreen provision of the ESPP, on February 1, 2015, common stock reserved for issuance under the ESPP automatically increased by 508,332 shares.

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

During the three months ended April 30, 2015 and 2014, we granted options to employees and directors to purchase 379,570 and 270,250 shares of common stock at a weighted-average exercise price of $15.40 and $13.38 per share, and a weighted-average fair value on the date of grant of $7.22 and $6.18 per share, respectively. The intrinsic value of stock options exercised during the three months ended April 30, 2015 and 2014 was $1.3 million and $0.8 million, respectively.

The following table is a summary of stock option activity for the three months ended April 30, 2015:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at February 1, 2015	1,502,410	$10.01
Granted	379,570	15.40
Exercised	(124,105)	3.78
Forfeited	(75,702)	19.18
Outstanding at April 30, 2015	1,682,173	11.27

The following table summarizes information about stock options outstanding and exercisable as of April 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.65 - 2.23	100,167	4.38	$1.26	100,167	$1.26
5.48	501,080	6.24	5.48	486,659	5.48
5.93 – 13.38	533,651	8.24	11.09	229,193	9.75
14.83	2,350	9.99	14.83	—	—
15.54 - 29.96	544,925	9.28	18.59	90,195	24.76
	1,682,173			906,214

Options outstanding at April 30, 2015 have a weighted-average remaining contractual life of 7.8 years and a weighted-average exercise price of $11.27 per share and options exercisable have a weighted-average exercise price of $8.01 per share. As of April 30, 2015 and January 31, 2015, the aggregate intrinsic value of options outstanding was $7.6 million and $6.0 million, respectively. As of April 30, 2015 and January 31, 2015, the aggregate intrinsic value of options exercisable was $6.8 million and $5.5 million, respectively.

We have computed the fair value of all options granted during the three months ended April 30, 2015 using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rates, volatility, expected dividend yield, and expected option life. The use of different assumptions could cause significant fluctuations in fair value. We estimated a volatility factor based on the common stock of peer companies and commencing May 1, 2014 a weighted-average of peer companies and our own volatility, and have estimated forfeiture rates based on past historical experience. The expected life input is based on historical exercise patterns and the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, we have computed the fair value of all options granted during the three months ended April 30, 2015 and 2014 using the following assumptions:

	Three Months Ended April 30,
	2015	2014
Risk-free interest rate	1.43%	1.69%
Expected life	6.02 years	6.02 years
Expected dividend yield	—	—
Expected volatility	48.11%	46.7%

No excess tax benefit has been recognized relating to exercised stock options as no tax deductions have been realized through a reduction of taxes payable. As of April 30, 2015, we had $4.9 million of unrecognized stock-based compensation costs related to unvested stock options granted pursuant to the 2002 Plan and the 2013 Plan and the cost was expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

RSUs granted to new employees generally vest over four years with 25% vesting on the first year anniversary and continuing semiannually thereafter and RSUs granted to current employees generally vest semiannually over four years. RSUs granted to new non-employee members of our Board of Directors vest annually over three years and RSUs granted to existing non-employee members of our Board of Directors vest at the end of one year.

The following table is a summary of RSU activity for the three months ended April 30, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at February 1, 2015	931,227	$13.76
Granted	288,752	15.09
Vested	(114,531)	11.25
Forfeited	(53,548)	15.18
Non-vested at April 30, 2015	1,051,900	14.33

Minimum payroll tax withholdings paid to tax authorities on behalf of employees are classified as a financing activity in the statement of cash flows and reduces additional paid-in capital.

Unvested RSUs at April 30, 2015 have a weighted-average remaining contractual life of 1.92 years and a weighted-average grant date fair value of $14.33 per share, which is expected to be recognized over the applicable vesting period. As of April 30, 2015, we had $11.9 million of unrecognized stock-based compensation with respect to all RSUs and the cost was expected to be recognized over a weighted-average period of 3.37 years.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on a purchase date, whichever is lower. The current twelve month offering commenced on December 16, 2014 and will allow eligible participants to purchase common stock at the lower of 85% of $9.59, or $8.15 per share, and 85% of the fair market value of the common stock on the purchase date. We have accumulated employee withholdings of $1.1 million at April 30, 2015 associated with the next purchase date on June 15, 2015.

The following assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the ESPP:

	Three Months Ended April 30,
	2015	2014
Risk-free interest rate	0.11% - 0.21%	0.09% - 0.11%
Expected life	0.50 - 1.00 years	0.67 - 1.17 years
Expected dividend yield	—	—
Expected volatility	56.4% - 67.6%	45.6%

As of April 30, 2015, we had $0.5 million of unrecognized stock-based compensation costs related to the ESPP and the cost was expected to be recognized over a weighted-average period of 0.5 years.

(11) Information by Geographic Areas

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s seats are provisioned. The ship-to country is generally the same as the billing country. The following table presents our revenue by geographic region for the three months ended April 30, 2015 and 2014 (in thousands):

	Three Months Ended April 30,
	2015	2014
United States	$20,994	$16,784
International	3,457	2,647
	$24,451	$19,431

Other than the United States, no other individual country exceeded 4% of total revenue during any of the periods presented. International revenue for the three months ended April 30, 2015 is primarily attributable to Australia, Canada, India, the Netherlands and the United Kingdom. Primarily all of our property and equipment is located in the United States.

(12) Income Taxes

Our income tax provision (benefit) for the three months ended April 30, 2015 and 2014 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The tax provision (benefit) for the three months ended April 30, 2015 and 2014 is primarily related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, net of refunds we expect as a result of amending a prior year income tax return in Finland.

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

(13) Net Loss Per Share

We calculate basic and diluted net loss per share of common stock by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have excluded all potentially dilutive shares, which include outstanding common stock options and warrants, outstanding RSUs and ESPP obligations, from the weighted-average number of shares of common stock outstanding as their inclusion in the computation for all periods would be antidilutive due to net losses.

The following common stock equivalents were excluded from consideration in diluted net loss per share because they had an antidilutive impact:

	April 30,
	2015	2014
Options to purchase common stock	1,682,173	1,690,765
Warrants to purchase common stock	7,951	13,252
Restricted stock units (1)	1,051,900	582,592
ESPP obligations (2)	150,645	136,881
	2,892,669	2,423,490

(1)                                 RSUs at April 30, 2014 includes 60,000 RSUs that have vested but have not been released pending payment of payroll taxes, which took place in June 2014.

(2)                                 ESPP obligations as of April 30, 2015 and 2014 represent an estimate of the number of the shares to be issued to employees when considering employee contributions withheld as of April 30, 2015 and 2014 and an estimate of contributions over the remaining current purchase period of the offering.

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2015	2014
Numerator:
Net loss	$(6,926)	$(8,481)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	25,538	24,816
Net loss per share of common stock, basic and diluted	$(0.27)	$(0.34)

(14) Commitments and Contingencies

(a) Operating leases

We lease office space and certain equipment under operating leases having terms that expire at various dates through June 2025. On June 10, 2013, we entered into an amended and restated office lease, which superseded and replaced our lease for our corporate headquarters located in Boulder, Colorado. In addition to the office space we currently occupy, the amended and restated office lease provides for the lease by us of an additional 89,000 square feet of office space in a building that was constructed adjacent to our current office space.

The initial term of the amended and restated office lease is ten years and will commence on June 14, 2015, and extend through June 30, 2025. The lease term for the current office space was extended to end contemporaneously with the end of the initial term for the amended and restated office lease. We have the option to extend the term of the lease for two periods of five years each.

In September 2013, and as required in the amended and restated office lease, we placed $4.2 million in a bank account that is pledged to the landlord as a security deposit. This restricted cash is reflected as long-term restricted cash in our condensed consolidated balance sheet and replaced the former security deposit, which was a $2.5 million letter of credit that was cancelled. Provided that we have not been in default under the amended and restated office lease and have met certain financial covenants during the five-year period commencing upon our occupancy of the new building, we have the right to reduce the cash security deposit to $2.1 million. The amended and restated lease also provided us with a tenant finish allowance of approximately $4.6 million.

We are currently in the process of locating a sublessor for the 89,000 square foot addition of office space. To the extent we are successful, any sublease entered into requires the consent of our landlord and will reduce our future minimum lease payments on a net basis.

We occupy additional leased facilities of approximately 22,000 square feet of office space in Denver, Colorado and 10,000 square feet of office space in Raleigh, North Carolina. In May 2014, we executed an agreement to sublease approximately 5,000 square feet of our prior Denver, Colorado facility. The sublease rent commencement date was July 1, 2014 and will extend through October 15, 2015. We anticipate receiving $0.1 million in rent payments during the remaining term of the sublease, which will offset our rent expense for this facility. In April 2015, we executed an agreement to sublease approximately 5,200 square feet of our prior Seattle, Washington facility. The sublease rent commencement date was April 1, 2015 and will extend through March 24, 2017. We anticipate receiving $0.2 million in rent payments during the remaining term of the sublease, which will offset our rent expense for this facility.

We also occupy additional leased facilities of less than 6,000 square feet of office space in each of London, England; Melbourne, Australia; Sydney, Australia; Helsinki, Finland; Singapore; and Amsterdam, the Netherlands.

Total rent expense for the three months ended April 30, 2015 and 2014 was $1.0 million and $0.7 million, respectively.

As of April 30, 2015, future minimum lease payments under operating leases (assuming a June 14, 2015 commencement date for the amended and restated office lease) were as follows (in thousands):

Fiscal year ended January 31:
2016 (remaining nine months)	$3,596
2017	4,730
2018	4,586
2019	4,472
2020	4,560
Thereafter	26,265
Total future minimum lease payments	$48,209

(b) Purchase Commitments

We have commitments for internet bandwidth usage, data centers and cloud-based computing services with various service providers. As of April 30, 2015, future minimum purchase commitments were as follows (in thousands):

Fiscal year ended January 31:
2016 (remaining nine months)	$298
2017	95
2018	22
Total future minimum purchase commitments	$415

(c) Legal

In the normal course of business, we may, from time to time, be subject to pending and threatened legal actions and proceedings. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effective on our financial position, results of operations or cash flows. We accrue for loss contingencies when it is both probable that we will incur the loss and when the amount of the loss can be reasonably estimated. As of April 30, 2015, there were no material pending or threatened legal actions or proceedings against us.

(d) Product Indemnification

Our arrangements with customers generally include an indemnification provision that we will indemnify and defend a customer in actions brought against the customer that claim our solutions and services infringe upon a valid patent, copyright, or trademark. Historically, we have not incurred any material costs related to indemnification claims.

(e)  Self-insurance reserves

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for employee medical health care benefits. Liabilities associated with the risks that are retained by us are estimated by considering historical claims experience and severity factors. We have individual employee stop-loss as well as overall stop-loss coverage to limit our total exposure. Our estimated self-insurance liability for claims incurred but not reported was approximately $0.2 million at April 30, 2015 and January 31, 2015, which amounts are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(15) Subsequent Events

On May 27, 2015, we entered into the Acquisition Agreement with CA and Purchaser.  Pursuant to the Acquisition Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence the Offer for a purchase price of $19.50 per share (the Offer Price). On May 27, 2015, both our Board of Directors and the board of directors of CA approved the terms of the Acquisition Agreement.  The consummation of the Offer will be conditioned on (i) at least a majority of the shares of the Company’s common stock having been validly tendered into and not withdrawn from the Offer, (ii) receipt by CA and Purchaser of certain regulatory approvals, (iii) the accuracy of the representations and warranties contained in the Acquisition Agreement, subject to certain qualifications, and (iv) other customary conditions. The Offer is not subject to a financing condition.

Following the consummation of the Offer, the Acquisition Agreement provides that Purchaser will merge with and into us in the Merger and we will become a wholly owned subsidiary of CA. In the Merger, each outstanding share of our common stock (other than shares owned by CA, us or Merger Sub or any of their or our direct or indirect wholly owned subsidiaries and shares with respect to which appraisal rights are properly exercised in accordance with Delaware law) will be converted into the right to receive the Offer Price. The consummation of the Merger is subject to certain closing conditions.

In addition, in connection with the transactions contemplated by the Acquisition Agreement, all vested options issued by us will be converted into the right to receive cash based on a formula described in the Acquisition Agreement, and all unvested options and unvested restricted stock units will be converted into the right to receive cash that will vest on the same terms and conditions set forth in our applicable stock plans under which they were granted and the applicable agreements evidencing the grants thereof, including without limitation provisions with respect to vesting.

The Acquisition Agreement contains customary representations, warranties and covenants of the parties. We have agreed to refrain from engaging in certain activities until the effective time of the Merger. In addition, under the terms of the Acquisition Agreement, we have agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for us to respond to and support unsolicited proposals in the exercise of the fiduciary duties of our Board of Directors. We will be obligated to pay a termination fee of $17.4 million to CA in certain circumstances.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2015 included in our Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission, or SEC, on April 7, 2015 (File No.001-35868) . This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include our ability and the ability of Purchaser and CA to complete the transactions contemplated by the Acquisition Agreement, including the parties’ ability to satisfy the conditions to the consummation of the Merger, the possibility of any termination of the Acquisition Agreement and the timing of completion of the Merger. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with uncertainties as to the timing and completion of the Merger, the risk that competing offers or acquisition proposals will be made, the possibility that various conditions to the consummation of the Merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger, the effects of disruption from the Offer and Merger on our business and the fact that the announcement and pendency of the Offer and Merger may make it more difficult to establish or maintain relationships with employees, customers and other business partners, the risk that any stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability and potential delay, other factors identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

On May 27, 2015, we entered into the Acquisition Agreement with CA and Purchaser.  The consummation of the Offer will be conditioned on (i) at least a majority of the shares of our common stock having been validly tendered into and not withdrawn from the Offer, (ii) receipt by CA and Purchaser of certain regulatory approvals, (iii) the accuracy of the representations and warranties contained in the Acquisition Agreement, subject to certain qualifications, and (iv) other customary conditions.

Following the consummation of the Offer, the Acquisition Agreement provides that Purchaser will merge with and into us in the Merger and we will become a wholly owned subsidiary of CA. In the Merger, each outstanding share of our common stock (other than shares owned by CA, us or Merger Sub or any of their or our direct or indirect wholly owned subsidiaries and shares with respect to which appraisal rights are properly exercised in accordance with Delaware law) will be converted into the right to receive the Offer Price. The consummation of the Merger is subject to certain closing conditions.

In addition, in connection with the transactions contemplated by the Acquisition Agreement, all vested options issued by us will be converted into the right to receive cash based on a formula described in the Acquisition Agreement, and all unvested options and unvested restricted stock units will be converted into the right to receive cash that will vest on the same terms and conditions set forth in our applicable stock plans under which they were granted and the applicable agreements evidencing the grants thereof, including without limitation provisions with respect to vesting.

The Acquisition Agreement contains customary representations, warranties and covenants of the parties. We have agreed to refrain from engaging in certain activities until the effective time of the Merger. In addition, under the terms of the Acquisition Agreement, we have agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for us to respond to and support unsolicited proposals in the exercise of the fiduciary duties of our Board of Directors. We will be obligated to pay a termination fee of $17.4 million to CA in certain circumstances.

We expect to close the Merger in the third quarter of calendar 2015, subject to the satisfaction or waiver of the applicable closing conditions. However, we have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the forward-looking statements contained in this report as if we were going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this report would no longer be applicable.

For more information related to the Acquisition Agreement, please refer to our May 27, 2015 Current Report on Form 8-K. The foregoing description of the Acquisition Agreement is qualified in its entirety by reference to the full text of the Acquisition Agreement attached as Exhibit 2.01 to our May 27, 2015 Current Report on Form 8-K.

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

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the three months ended April 30, 2015, subscription and support revenue accounted for 79% of total revenue. Our subscription contracts are typically sold on a per-seat basis with a one-year term paid upfront and provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats a customer is entitled to provision as part of their subscription, but these seats may not be fully utilized over the term of the agreement. However, we have from time to time, and may in the future, enter into multi-year contracts in which the fees are paid upfront and the customer is entitled to an unlimited number of seats. These contracts may lead to significant fluctuations in cash flow from operations and will positively impact cash flow from operations in the period in which the cash is received. To a lesser extent, we sell perpetual licenses, which are also paid upfront and include support agreements, which are one year in duration and entitle the customer to support and upgrades. For the three months ended April 30, 2015, perpetual license revenue accounted for 1% of total revenue. We also offer professional services, which include training on Agile software development methodologies and the use of our solutions. For the three months ended April 30, 2015, professional services accounted for 20% of total revenue.

From the three months ended April 30, 2014 to the three months ended April 30, 2015, our subscription and support revenue grew from $16.1 million to $19.2 million, representing a 19% period-over-period growth rate.

From the three months ended April 30, 2014 to the three months ended April 30, 2015, our total revenue grew from $19.4 million to $24.5 million, representing a 26% period-over-period growth rate.

Key Metrics

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Total paid seats.  We believe total paid seats are a key indicator of our market penetration, growth and future revenue. We define a paid seat as a seat with a subscription or support contract as of the measurement date. Our total paid seats were 276,517 and 225,963 as of April 30, 2015 and 2014, respectively. Our total paid seats were 261,982 as of January 31, 2015. In the case of a contract that allows a customer to provision an unlimited number of seats, total paid seats includes an estimate of the total number of seats to be provisioned during the term of the contract.

Renewal rate.  We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to upsell or expand in our existing customer base. We calculate our renewal rate by comparing the number of paid seats of all of our existing customers at the beginning of a twelve-month period to the number of paid seats for those same customers at the end of such period, taking into account nonrenewals, upgrades and downgrades. We exclude seats sold to new customers. For each of the twelve months ended April 30, 2015 and 2014, our renewal rate was 114%. For the fiscal year ended January 31, 2015, our renewal rate was 113%.

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

Sales and marketing.  Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities, in addition to allocated overhead. We expense sales commissions when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. We expect that sales and marketing expenses will continue to increase in absolute dollars. Overall, we expect sales and marketing expenses will decrease as a percent of revenue, but this percentage may fluctuate in a given quarter based on when sales commissions are earned and accrued and seasonal events such as our annual RallyON Industry Conference that takes place in the second quarter.

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

General and administrative.  General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and allocated overhead. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and transition to operating as a public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. In the second quarter of fiscal 2016 we expect to incur significant expenses for professional services related to the proposed Merger with CA, which we will incur even if the Merger is not consumated. This will cause general and administrative expenses in the second quarter of fiscal 2016 to significantly increase in absolute dollars and as a percentage of revenue. Subsequent to the second quarter of fiscal 2016, we would expect that general and administrative expenses will continue to increase in absolute dollars and decrease as a percentage of revenue.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash, cash equivalents and short-term investments and foreign exchange gains (losses) that relate to expenses and transactions denominated in currencies other than our functional currency.

Provision for Income Taxes

Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision (benefit) for the three months ended April 30, 2015 and 2014 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, net of refunds we expect as a result of amending a prior year income tax return in Finland. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an analysis covering the period through April 30, 2013 to determine whether an ownership change had occurred since our inception. The analysis indicated that although an ownership change had occurred in 2003, the net operating losses and research and development credits remained available to offset future taxable income, if any. However, in the event we have subsequent changes in ownership the availability of net operating losses and research and development credit carryovers could be limited.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended April 30,
	2015	2014
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$19,203	$16,105
Perpetual license	267	639
Total product revenue	19,470	16,744
Professional services	4,981	2,687
Total revenue	24,451	19,431
Cost of revenue:
Product	2,977	2,396
Professional services	4,033	2,771
Total cost of revenue	7,010	5,167
Gross profit	17,441	14,264
Operating expenses:
Sales and marketing	12,992	11,410
Research and development	6,314	5,986
General and administrative	5,164	5,188
Total operating expenses	24,470	22,584
Loss from operations	(7,029)	(8,320)
Other (expense) income:
Interest and other income	52	39
Loss on foreign currency transactions and other gain (loss)	(84)	(82)
Loss before provision for income taxes	(7,061)	(8,363)
Provision (benefit) for income taxes	(135)	118
Net loss	$(6,926)	$(8,481)

	Three Months Ended April 30,
	2015	2014
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	79%	83%
Perpetual license	1	3
Total product revenue	80	86
Professional services	20	14
Total revenue	100	100
Cost of revenue:
Product	12	13
Professional services	17	14
Total cost of revenue	29	27
Gross profit	71	73
Operating expenses:
Sales and marketing	53	59
Research and development	26	31
General and administrative	21	26
Total operating expenses	100	116
Loss from operations	(29)	(43)
Other (expense) income:
Interest and other income	—	—
Loss on foreign currency transactions and other gain (loss)	—	—
Loss before provision for income taxes	(29)	(43)
Provision (benefit) for income taxes	(1)	1
Net loss	(28)%	(44)%

Comparison of the Three Months Ended April 30, 2015 and 2014

Revenue

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$19,203	$16,105	19%
Perpetual license	267	639	(58)%
Total product revenue	19,470	16,744	16%
Professional services	4,981	2,687	85%
Total revenue	$24,451	$19,431	26%
Percentage of revenue:
Subscription and support	79%	83%
Perpetual license	1%	3%
Total product revenue	80%	86%
Professional services	20%	14%
Total	100%	100%

Subscription and support revenue increased $3.1 million from the three months ended April 30, 2014 to the three months ended April 30, 2015. Of the total increase in subscription and support revenue, approximately $0.9 million, or 30%, represented revenue from new customers acquired after April 30, 2014, and approximately $2.2 million, or 70%, represented revenue from existing customers at or prior to April 30, 2014. The increase in revenue from existing customers was due primarily to sales of additional seats, which we believe is attributable to increased adoption of Agile practices by our customers.

Perpetual license revenue decreased $0.4 million from the three months ended April 30, 2104 to the three months ended April 30, 2015. The timing of sales of perpetual licenses is difficult to predict, and we do not believe comparing our perpetual license revenue on a period to period basis is a meaningful indicator of a trend or future results.

Professional services revenue increased $2.3 million from the three months ended April 30, 2014 to the three months ended April 30, 2015. The increase was driven by higher demand for our services to assist companies implement Agile software development methodologies.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue:
Product	$2,977	$2,396	24%
Professional services	4,033	2,771	46%
Total cost of revenue	$7,010	$5,167
Cost of revenue:
Product	12%	13%
Professional services	17%	14%
Total cost of revenue	29%	27%
Total gross profit percentage	71%	73%

Cost of product revenue increased $0.6 million from the three months ended April 30, 2014 to the three months ended April 30, 2015. The increase was primarily comprised of a $0.3 million increase in personnel and related expenses and a $0.2 million increase in internet expenses associated with obtaining additional capacity to support our solutions. Our product headcount increased from 44 as of April 30, 2014 to 49 as of April 30, 2015.

Cost of professional services revenue increased $1.3 million from the three months ended April 30, 2014 to the three months ended April 30, 2015. The increase was primarily due to a $0.8 million increase in third-party consulting services, a $0.2 million increase in personnel and related expenses and a $0.2 million increase in reimbursements for out of pocket expenses. Our professional services headcount increased from 41 as of April 30, 2014 to 46 as of April 30, 2015.

Operating Expenses

Sales and Marketing

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Sales and marketing	$12,992	$11,410	14%
Percentage of total revenue	53%	59%

Sales and marketing expenses increased $1.6 million from the three months ended April 30, 2014 to the three months ended April 30, 2015. The increase was primarily due to an increase of $1.0 million in personnel and related expenses, an increase of $0.2 million in partner referral fees and an increase of $0.2 million in third-party promotion expenses to generate sales leads. Our sales and marketing headcount decreased from 202 as of April 30, 2014 to 199 as of April 30, 2015.

Research and Development

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Research and development	$6,314	$5,986	5%
Percentage of total revenue	26%	31%

Research and development expenses increased $0.3 million from the three months ended April 30, 2014 to the three months ended April 30, 2015. The increase was primarily due to an increase of $0.4 million in personnel and related expenses to enhance existing solutions and add new functionality to our solutions, offset in part by a $0.1 million decrease in third-party consulting services as additional personnel were hired internally. Our research and development headcount increased from 130 as of April 30, 2014 to 147 as of April 30, 2015.

General and Administrative

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
General and administrative	$5,164	$5,188	0%
Percentage of total revenue	21%	26%

General and administrative expenses were relatively unchanged from the three months ended April 30, 2014 to the three months ended April 30, 2015. Our general and administrative headcount decreased from 77 as of April 30, 2014 to 70 as of April 30, 2015.

Other (Expense) Income

	Three Months Ended April 30,
	2015	2014
	(dollars in thousands)
Other (expense) income
Interest and other income	$52	$39
Loss on foreign currency transactions and other gain (loss)	(84)	(82)
Total	$(32)	$(43)

Other (expense) income was relatively unchanged from the three months ended April 30, 2014 to the three months ended April 30, 2015.

Liquidity and Capital Resources

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Net cash provided by (used) in operating activities	$1,206	$(2,759)
Net cash (used) in investing activities	(2,097)	(647)
Net cash provided by financing activities	280	246
Net (decrease) in cash and cash equivalents	$(611)	$(3,160)

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Cash, cash equivalents and investments	$67,716	$85,731

To date, we have financed our operations primarily through sales of our capital stock, including through our IPO, and to a lesser extent, borrowing on our credit facilities.

At April 30, 2015, our cash, cash equivalents and short-term investments of $67.7 million were held for working capital purposes. Our short-term investments are classified as held-to-maturity. We have laddered our investments in such a way that a portion mature every month through April 2016. As investments mature we can retain the proceeds for working capital purposes or purchase new investments within or at the end of the ladder. We believe that our cash, cash equivalents and short-term investments as well as available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts and sales and marketing activities and the introduction of new and enhanced solutions and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

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

No amounts were outstanding on the credit facility as of April 30, 2015. Any borrowings under the credit facility would have borne interest at a rate equal to the outstanding principal balance at a fluctuating rate per annum to be 1.5% above the daily one month London Interbank Offered Rate (LIBOR), which was 1.68% at April 30, 2015.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of Rally Software Development International Corp. (our wholly-owned subsidiary). The credit agreement contains customary representations and warranties, including negative covenants that limit or restrict without the bank’s consent, among other things, the payment of dividends, additional indebtedness, capital expenditures in excess of $10.0 million in a fiscal year, mergers, consolidation or transfer of assets, asset pledges, certain investments, guaranties, loans, and other matters customarily restricted in such agreements. In addition, the credit agreement includes a liquidity covenant that requires $35.0 million in unencumbered liquid assets as defined in the credit agreement. We were in compliance with our covenants as of April 30, 2015. The credit agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the credit agreement, violation of the restrictive covenants referred to above, violation of other contractual provisions, a material adverse change in our business, attachment of our assets, our insolvency or certain other events.

Components of Liquidity and Capital Resources

Operating Activities

In the three months ended April 30, 2015, cash provided by operating activities was $1.2 million, which reflects our net loss of $6.9 million, adjusted by non-cash charges of $2.4 million consisting primarily of $1.6 million for stock-based compensation and $0.8 million for depreciation and amortization. Fluctuations in our working capital represent cash inflows of $5.8 million. The favorable fluctuations in our working capital were primarily attributable to a decrease in accounts receivable as a result of our first quarter of fiscal 2016 cash collections being greater than our first quarter of fiscal 2016 billings and an increase in other current liabilities primarily attributable to withholding for the ESPP. The favorable fluctuations were offset by a decrease in deferred revenue as a result of revenue recognized exceeding billings, an increase in prepaid expenses and other current assets primarily related to software subscriptions and a decrease in accounts payable and accrued liabilities primarily related to fiscal 2015 commission and bonus payments paid in the first quarter of fiscal 2016. Our days sales outstanding were 71 days at April 30, 2015 compared to 78 days at April 30, 2014. Our days sales outstanding were 69 days at January 31, 2015.

In the three months ended April 30, 2014 cash used in operating activities was $2.8 million, which reflects our net loss of $8.5 million, adjusted by non-cash charges of $2.3 million consisting primarily of $1.6 million for stock-based compensation and $0.7 million for depreciation and amortization. Sources of cash inflows were from fluctuations in our working capital of $3.4 million. The favorable fluctuations in our working capital were attributable to a decrease in accounts receivable as a result of the first quarter of fiscal 2015 cash collections being greater than our first quarter of fiscal 2015 billings and an increase in other current liabilities primarily attributable to withholding for the ESPP. The favorable fluctuations were offset by a decrease in deferred revenue as a result of revenue recognized exceeding billings, an increase in prepaid expenses primarily related to software subscriptions and a decrease in accounts payable and accrued expenses primarily related to fiscal 2014 commission and bonus payments.

A significant portion of our subscription renewals are invoiced in December and January of each year, which under our typical customer payment terms historically creates our best quarterly performance from a cash flow from operations perspective in the first quarter of a fiscal year, which is, in turn, typically offset in subsequent quarters, resulting in cash used in operations for the full fiscal year. Our total headcount as of April 30, 2015 was 511, an increase from 494 as of April 30, 2014. Our ability to consistently generate positive cash flow from operations for a full fiscal year will depend on revenue and the resulting cash receipts increasing at a rate that is faster than our on-going investment in personnel, facilities and our systems.

Investing Activities

Our investing activities consist primarily of capital expenditures for property and equipment and purchases and maturities of investments. In the future, we expect to continue to invest in capital expenditures to support our expanding operations and seek complimentary, accretive acquisitions.

In the three months ended April 30, 2015, cash used in investing activities of $2.1 million was attributable to $28.0 million of investment purchases and $0.3 million of capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period, partially offset by $26.2 million in proceeds from maturities of investments.

In the three months ended April 30, 2014, cash used in investing activities of $0.6 million was attributable to capital expenditures for computer hardware primarily to support our increase in headcount during the period and data center hardware to support our growth during the period.

Financing Activities

Our financing activities consist primarily of proceeds from the exercises of common stock options and warrants, partially offset by payroll taxes paid on net settled RSUs.

In the April 30, 2015, cash provided by financing activities of $0.3 million was attributable to $0.5 million of proceeds from common stock option exercises partially offset by $0.2 million in payroll taxes we paid in lieu of shares issued for stock-based compensation.

In the three months ended April 30, 2014, cash provided by financing activities of $0.2 million was attributable to $0.2 million of proceeds from common stock option exercises.

Contractual Payment Obligations

As of April 30, 2015, our contractual commitments and obligations were as follows (in thousands):

	Payment Due by Period
	Total	1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$48,209	$4,804	$9,219	$9,068	$25,118
Purchase commitments	415	324	91	—	—
Total contractual commitments and obligations	$48,624	$5,128	$9,310	$9,068	$25,118

On June 10, 2013, we entered into an amended and restated office lease, which superseded and replaced our lease for our corporate headquarters located in Boulder, Colorado. In addition to the office space we currently occupy, the amended and restated office lease provides for the lease by us of an additional 89,000 square feet of office space adjacent to our current office space.

The initial term of the amended and restated office lease is ten years and will commence on June 14, 2015, and extend through June 30, 2025. The lease term for the current office space has been extended to end contemporaneously with the end of the initial term for the amended and restated office lease. We have the option to extend the term of the lease for two periods of five years each.

We currently expect to sublease a portion of our corporate headquarters. To the extent we are successful, the sublease would significantly reduce our future net operating lease obligations.

Off-Balance Sheet Arrangements

During all periods presented, we did not have any relationships with unconsolidated financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K dated as of, and filed with the SEC on, April 7, 2015.

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

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair market value of our investments. We believe the high credit quality of our investments represent minimal risk of loss of principle. At April 30, 2015, we had $38.4 million in certificates of deposits at various financial institutions, of which $28.7 million are fully insured by the Federal Deposit Insurance Corporation. Of the certificates of deposits held at April 30, 2015, $0.2 million were classified as cash equivalents and $38.2 million were classified as short-term investments. Primarily all of the remaining amount of cash, cash equivalents and short-term investments were held at financial institutions that we believe to be creditworthy and represent minimal risk of loss of principle. We invest in commercial paper with a minimum rating of A-1, P-1, F-1 or better by two of the three Nationally Recognized Statistical Rating Organizations, which includes Moody’s investor service, Standard & Poor’s and Fitch Ratings. Large bank certificates of deposit must have a minimum rating of A or better.

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

We estimate that a hypothetical decline in the value of the U.S. dollar as measured against the other currencies in which our transactions and primarily expenses are denominated would have widened our operating loss for the three months ended April 30, 2015. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an approximate $0.3 million, or 1%, increase in our net loss for the three months ended April 30, 2015. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three months ended April 30, 2015 and 2014. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based on the evaluation of our disclosure controls and procedures as of April 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.        Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. Except for the important risk factors relating to consummation of the proposed Merger with CA, the following risk factors have been prepared as if our company were remaining independent.

Risks Related to Our Proposed Merger with CA

Our proposed Merger with CA may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the transactions contemplated by the Acquisition Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Acquisition Agreement. We expect to close the Merger in the third quarter of calendar 2015, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•                  if the Merger is not completed, and no other party is willing and able to acquire us at a price of $19.50 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline, particularly to the extent that the current market price reflects a market assumption that the proposed Merger will be completed;

•                  we have incurred, and will continue to incur, significant expenses for professional services related to the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the transaction;

•                  a failed Merger may result in negative publicity and/or give a negative impression of us among our customers or in the investment community or business community generally; and

•                  if the Acquisition Agreement is terminated under certain circumstances, we may be required to pay CA a termination fee of $17.4 million.

The announcement and pendency of CA’s proposed acquisition of us pursuant to the Offer and subsequent Merger could adversely affect our business, financial condition and results of operations.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•                  third parties may determine to delay or defer purchase decisions with regard to our products or services or terminate and/or attempt to renegotiate their relationships with us as a result of the Offer and Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•                  the diversion of significant management and employee time and resources towards the completion of the Offer and the Merger and the unavoidable disruption to our relationships with employees, customers and other business partners may detract from our ability to grow revenues and minimize cost;

•                  the impairment of our ability to attract and retain key personnel;

•                  the restrictions on the conduct of our business prior to the completion of the Merger, which prevents us from taking specified actions without the prior consent of CA, which we might otherwise take in absence of the Acquisition Agreement; and

•                  we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

Any of the above matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and RSUs, and the receipt of change in control or other severance payments and employment offers in connection with the proposed transactions.

The Acquisition Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the Offer and the Merger.

The Acquisition Agreement contains provisions that make it difficult for us to entertain a third-party proposal to acquire us. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. The Acquisition Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to CA a termination fee of $17.4 million.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Offer and the Merger. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Lawsuits may be filed against us and the members of our Board of Directors arising out of our acquisition by CA, which may delay or prevent the proposed transaction.

Putative stockholder class action complaints and other lawsuits may be filed against us, our Board of Directors, CA and others in connection with the transactions contemplated by the Acquisition Agreement. The outcome of litigation is uncertain and we may not be successful in defending against any such future claims. Lawsuits, that may be filed against us could delay or prevent our acquisition by CA, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks Related to Our Business and Our Industry

We have a history of losses and may be unable to achieve or sustain profitability.

We have been in existence since 2001 and have experienced net losses in each year since our inception. We have experienced net losses of $33.8 million and $6.9 million for fiscal 2015 and the three months ended April 30, 2015, respectively. As of April 30, 2015, we had an accumulated deficit of $136.4 million. We are at an early stage in the development of our business and much of our growth has occurred in recent periods. Our historical rates of revenue growth may not be sustainable. We expect to continue to make expenditures to support and grow our business, including expanding our professional services team, sales force, and research and development teams and investing in our data center infrastructure. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, complications and other difficulties. We may not be able to achieve or sustain profitability. Our limited operating history may make it difficult for our investors to evaluate our current business and our future prospects.

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

For fiscal 2015 and for the three months ended April 30, 2015, approximately 13% and 14%, respectively, of our revenue was derived from international customers. We currently maintain international offices and have sales, marketing, support or research and development personnel in the United Kingdom, Australia, Finland, the Netherlands and Singapore. We also have sales personnel in Canada. Our international expansion may not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

Further, our international sales may be hindered by lower levels of Agile or cloud adoption and increased price sensitivity for our solutions or other cloud- based offerings in international markets. As a result of these and other factors, international sales may not generate the results we anticipate, which could negatively impact our growth and business.

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

We increased our number of full-time employees from 494 as of April 30, 2014 to 511 as of April 30, 2015. Our revenue grew from $19.4 million in the three months ended April 30, 2014 to $24.5 million in the three months ended April 30, 2015. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to add and expend additional resources in an effort to further expand our overall business, customer base, headcount and operations both domestically and internationally, but can give no assurance that our business or revenue will continue to grow at historical rates or at all. Creating a global organization and managing a geographically-dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. If we are unable to successfully manage our anticipated growth, our financial results may suffer.

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

Our users expect to be able to access our solutions 24 hours a day, seven days a week, without interruption. We have computing and communications hardware operations located in co-location data centers owned and operated by a third party in Denver, Colorado and in the Seattle, Washington area. We also operate certain non-core aspects of our solutions through a cloud-based computing service. We do not control the operation of these data centers or the cloud-based computing service and we are therefore vulnerable to any security breaches, power outages or other issues the data centers or the cloud-based computing service experience. We have experienced and expect that we will in the future experience interruptions, delays and outages in service and availability from time to time. For example, we experienced an unscheduled partial data center outage for greater than 30 minutes that affected all of our customers once in fiscal 2015 at our Denver, Colorado data center.

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

Section 404(a) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP in the United States. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. In addition, beginning with our first Annual Report on Form 10-K following the date we are no longer an “emerging growth company,” as defined in the JOBS Act, we will be required to obtain from our independent registered public accounting firm an attestation report on the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” for up to five years following our IPO, although, we would cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to (i) not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes- Oxley Act; (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iii) exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. We will incur additional expenses when we eventually are required to comply with the requirements applicable to a public company that is not an emerging growth company. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less-active trading market for our common stock and our stock price may be more volatile.

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

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. Negotiating these transactions can be time- consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

We use cloud-based services for critical business processes, such as human- capital management and payroll processing, processing, approval and payment of employee expense reports, managing our reporting obligations related to stock- based compensation, and as our primary financial reporting and enterprise resource application system. If our vendors experience service impairments or outages, some of which may be related to third parties with which they partner, it may inhibit our ability to adhere to certain commitments we have made, both internally and externally, related to the delivery of financial information, including our reporting obligations as a public company, and, therefore, harm our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in April 2013 at a price of $14.00 per share, our stock price has ranged from $33.05 to $8.24 through April 30, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

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

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our current credit facility contains, and any credit facility we enter into in the future may contain, terms prohibiting dividends that may be declared or paid on our common stock without the lenders’ prior written consent. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Recent Sales of Unregistered Securities

On April 22, 2015 we issued 5,301 shares of common stock to Vista Ventures Advantage, L.P. upon the cash exercise of a warrant having an exercise price of $3.78 per share. We received cash proceeds of approximately $20,000. The issuance of the shares of common stock upon exercise of the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $6.8 million and offering expenses totaling approximately $2.9 million, were approximately $87.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated April 11, 2013 filed with the SEC on April 12, 2013 pursuant to Rule 424(b) of the Securities Act. As of April 30, 2015 we have used $34.4 million of the proceeds from our IPO for working capital and other general corporate purposes, including investing in our data center infrastructure and expanding our sales force. As of April 30, 2015, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors. Our management team has significant discretion in the application of the net proceeds from the IPO.

(c) Issuer Purchases of Equity Securities

None

Item 3.           Defaults upon Senior Securities

Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

Not applicable

Item 6.           Exhibits

Exhibit No.	Description
2.1

Acquisition Agreement among CA, Inc., Grand Prix Acquisition Corp. and Rally Software Development Corp. dated as of May 27, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on May 27, 2015)

2.2

Form of Support Agreement among CA, Inc., Grand Prix Acquisition Corp. and certain stockholders of Rally Software Corp. dated as of May 27, 2015 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on May 27, 2015)

3.1

Amended and Restated Certificate of Incorporation of Rally Software Development Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

3.2

Amended and Restated Bylaws of Rally Software Development Corp. as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof
10.1+

FY2016 Metric Based Bonus—Executive Plan of Rally Software Development Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on April 3, 2015)

10.2+	FY2016 Metric Based Bonus—Employee Plan of Rally Software Development Corp.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350(1)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2015 and January 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended April 30, 2015 and April 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 30, 2015 and April 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2015 and April 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, on June 4, 2015.

RALLY SOFTWARE DEVELOPMENT CORP.

By:	/s/ Timothy A. Miller

Timothy A. Miller
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ James M. Lejeal

James M. Lejeal
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Acquisition Agreement among CA, Inc., Grand Prix Acquisition Corp. and Rally Software Development Corp. dated as of May 27, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on May 27, 2015)

2.2

Form of Support Agreement among CA, Inc., Grand Prix Acquisition Corp. and certain stockholders of Rally Software Development Corp. dated as of May 27, 2015 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on May 27, 2015)

3.1

Amended and Restated Certificate of Incorporation of Rally Software Development Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

3.2

Amended and Restated Bylaws of Rally Software Development Corp. as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35868) as filed with the Securities and Exchange Commission on June 13, 2013)

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof
10.1+

FY2016 Metric Based Bonus—Executive Plan of Rally Software Development Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35868) as filed with the Securities and Exchange Commission on April 3, 2015)

10.2+	FY2016 Metric Based Bonus—Employee Plan of Rally Software Development Corp.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350(1)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2015 and January 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended April 30, 2015 and April 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 30, 2015 and April 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2015 and April 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

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